Form 10-Q
period 1995-03-31
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1995-05-15
CIK 842915

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 1995
Commission File No. 0-17316


                 MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.
                -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                     Delaware                          64-0518209
          --------------------------------     ---------------------------
             (State or other jurisdiction            (I.R.S. Employer
          of incorporation or organization)       Identification Number)


200 South Lamar Street, Security Centre, Jackson, Mississippi 39201
- --------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                               (601) 944-1300
           ---------------------------------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES    X   NO
                                  -------   ------

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                      49,377,733  shares of Common Stock,
                        par value $.01 per share, as of
                                 April 28, 1995

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX



PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets--March 31, 1995 and
         December 31, 1994.

         Consolidated Statements of Operations--Three Months Ended   March 31,
         1995 and 1994.

         Consolidated Statements of Cash Flows--Three Months Ended   March 31,
         1995 and 1994.

         Notes to Consolidated Financial Statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         SIGNATURES
         ----------

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                          MARCH 31,    DECEMBER 31,
                                                            1995           1994
                                                        -------------  -------------
ASSETS:

CURRENT ASSETS
 Cash and cash equivalents                              $ 69,675,714   $145,620,779
 Short term investments                                   79,673,514     53,689,435
 Accounts receivable, net                                 25,860,310     20,337,010
 Other current assets                                     15,118,653     10,427,822
                                                        ------------   ------------

  TOTAL CURRENT ASSETS                                   190,328,191    230,075,046
                                                        ------------   ------------

MESSAGING NETWORKS
 Property and equipment, net                             140,193,664    114,796,040
 Certificates of authority and goodwill                   74,513,230     23,054,615
 Destineer PCS license cost                              127,500,000    127,500,000
 Destineer network construction and development cost      61,387,413     46,459,928
                                                        ------------   ------------

  TOTAL MESSAGING NETWORKS                               403,594,307    311,810,583
                                                        ------------   ------------

INVESTMENT IN UNCONSOLIDATED INTERNATIONAL VENTURES       66,208,509     62,681,009

OTHER ASSETS
 Securities restricted for debt service                   85,928,652     93,597,038
 Other                                                    19,464,233     17,307,256
                                                        ------------   ------------

  TOTAL OTHER ASSETS                                     105,392,885    110,904,294
                                                        ------------   ------------

                                                        $765,523,892   $715,470,932
                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
 Current maturities of long-term debt                   $     17,917   $     49,820
 Accounts payable and accrued liabilities                 51,645,662     44,474,340
                                                        ------------   ------------

  TOTAL CURRENT LIABILITIES                               51,663,579     44,524,160
                                                        ------------   ------------

LONG-TERM DEBT                                           267,742,040    273,628,967

MINORITY INTEREST                                         30,787,524     31,240,992

STOCKHOLDERS' INVESTMENT
 Preferred Stock, par value $.01 per share;
   25,000,000 shares authorized;
   3,750,000 shares of $2.25 Cumulative Convertible
   Exchangeable Preferred Stock outstanding
   in 1995 and 1994                                           37,500         37,500
 Common stock, par value $.01 per share;
   75,000,000 shares authorized; shares issued:
   49,517,307 shares in 1995 and 45,646,719
   shares in 1994                                            495,173        456,467
 Additional paid-in capital                              494,303,623    439,038,067
 Accumulated deficit                                     (79,052,069)   (72,919,024)
 Cumulative translation adjustment                          (453,478)      (536,197)
                                                        ------------   ------------

  TOTAL STOCKHOLDERS' INVESTMENT                         415,330,749    366,076,813
                                                        ------------   ------------

                                                        $765,523,892   $715,470,932
                                                        ============   ============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------

                                                         1995           1994
                                                      ------------   -----------
Revenues                                              $ 50,628,191   $40,341,301

Expenses:
 Operating                                              11,904,344     9,454,275
 Selling, general and administrative                    36,918,588    24,521,648
 Depreciation and amortization                           7,105,054     5,026,400
                                                      ------------   -----------

                                                        55,927,986    39,002,323
                                                      ------------   -----------

Operating income (loss)                                 (5,299,795)    1,338,978

Interest income                                          4,200,776     1,803,435
Interest expense                                        (3,177,027)   (1,309,018)
Gain (loss) on sale of assets                                 (973)    2,154,181
Other income (expense)                                     443,705             0
                                                      ------------   -----------

Income (loss) before income taxes
and equity income (losses)                              (3,833,314)    3,987,576

Provision for income taxes                                 167,212       437,598
Equity in income (losses) of
 international investments                                  (7,960)    1,046,924
                                                      ------------   -----------


Net income (loss)                                      ($4,008,486)  $ 4,596,902

Preferred dividend requirement                           2,109,375     2,109,375
                                                      ------------   -----------

Net income (loss) available to common stockholders     ($6,117,861)  $ 2,487,527
                                                      ============   ===========

Net income (loss) per common share                          ($0.13)        $0.07
                                                      ============   ===========




                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                      CONSOLIDATED STATEMENTS OF CASHFLOWS



                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ---------------------------

                                                                           1995          1994
                                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                     ($4,008,486)  $  4,596,902
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                         7,105,054      5,074,684
   Provision for losses on accounts receivable                           1,622,838        663,236
   Amortization of debt issuance costs                                      36,715        105,990
   Foreign currency transaction (gain) loss                                  9,764              0
   (Gain) loss on sale of assets                                               973     (2,154,181)
   Minority interest                                                      (453,468)             0
   Equity in (income) losses of international investments                    7,960     (1,046,924)
  Change in assets and liabilities:
   (Increase) in accounts receivable                                    (7,146,138)    (1,321,790)
   Decrease in other current assets                                      2,977,555        138,189
   Increase in accounts payable and accrued liabilities                  7,171,322      1,019,328
                                                                      ------------   ------------

 Net Cash Provided By Operating Activities                               7,324,089      7,075,434
                                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                    0      2,741,839
 Capital expenditures, net                                             (30,779,164)    (5,147,828)
 (Increase) decrease in messaging networks                             (15,447,328)       330,194
 (Increase) in investment in unconsolidated international ventures      (3,932,014)   (12,402,165)
 (Increase) decrease in other assets                                    (2,202,625)     2,282,238
 (Increase) decrease in short term investments                         (25,984,079)    64,663,321
                                                                      ------------   ------------

 Net Cash Provided by (Used In) Investing Activities                   (78,345,210)    52,467,599
                                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings                                         41,288              0
 Principal payments on long-term debt                                   (5,960,118)      (207,988)
 Payment of dividends on preferred stock                                (2,109,375)    (2,017,500)
 Sale of stock and exercise of options                                   3,104,261         66,023
                                                                      ------------   ------------

 Net Cash (Used In) Financing Activities                                (4,923,944)    (2,159,465)
                                                                      ------------   ------------

 Effect of exchange rate changes on cash                                         0         (9,743)
                                                                      ------------   ------------

  Net increase (decrease) in cash and cash equivalents                 (75,945,065)    57,373,825

  Cash and cash equivalents - beginning of period                      145,620,779    129,158,255
                                                                      ------------   ------------

  Cash and cash equivalents - end of period                           $ 69,675,714   $186,532,080
                                                                      ============   ============




                See notes to consolidated financial statements.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     ORGANIZATION

       Mobile Telecommunication Technologies Corp. ("Mtel" or the "Company") is the leading provider of nationwide messaging services in the United States. Subscribers can be reached almost instantly in thousands of towns and cities in the United States by means of the dedicated 931 MHz frequency licensed by the Federal Communications Commission, a ground-based transmitter system, leased satellite facilities and proprietary network software. The nationwide paging system in the United States is operated by Mtel's subsidiary, SkyTel Corp. ("SkyTel").

       Mtel is also actively expanding its international coverage by operating or investing in entities that provide wireless messaging services in various countries outside the United States. Mtel, through its subsidiary Mtel International, Inc., operates or has investments in nationwide messaging systems in Mexico, the United Kingdom, Argentina, Brazil, Colombia, Hong Kong, Paraguay, Peru, Malaysia, Indonesia and certain other countries. Mtel also provides its subscribers with access to an international messaging network that utilizes Mtel's proprietary technology and interconnects the systems operated by Mtel and its joint ventures with systems in Canada, Singapore and other countries.

       The Company's subsidiary, Destineer Corporation ("Destineer"), continues to develop and construct a two-way nationwide wireless messaging network in the United States (the "Destineer Network"). The Destineer Network will enable its subscribers to send and receive two-way messages through the use of a new class of small low-power, light-weight devices, as well as lap-top and palm-top computers, without the need to know the location of the sender or receiver at the time of transmission. The Destineer Network will utilize a proprietary system architecture designed and developed by Mtel and will offer a broad range of communications services, including acknowledgement paging, wireless two-way messaging and information services. The Destineer Network is expected to commence commercial operation in the second half of 1995.

       Mtel is also engaged in a variety of other telecommunications-related businesses including air-to-ground telecommunications operations, telephone answering services and other investments.

B.     BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Mtel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       In February 1995, the Company acquired United States Paging Corporation ("USPC") in a transaction which has been accounted for as a pooling of interests. Accordingly, the financial statements of Mtel have been restated to include the results of USPC for all periods presented.

       The Company's consolidated financial statements for the three months ended March 31, 1995 and 1994 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. The results for the period are not necessarily indicative of the results for the year ending December 31, 1995.

C.     EARNINGS PER SHARE

       Loss per share for the first quarter of 1995 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of common shares outstanding during the period with no effect given to common stock equivalents arising from stock options and convertible subordinated debt because such effect would be antidilutive. The weighted average common shares outstanding in the first quarter of 1995 was 48,847,963.

       Income per share for the first quarter of 1994 was calculated by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to common stock equivalents arising from stock options and convertible subordinated debt. The weighted average common stock and common stock equivalents outstanding in the first quarter of 1994 used in the calculation of primary earnings per share was 39,400,691. Primary and fully diluted earnings per share were the same.

 D.    FOREIGN CURRENCY

       The assets and liabilities of international subsidiaries are translated into U.S. dollars using the period-end exchange rates.

Revenues and expenses are translated at the average rates during the periods presented. Translation adjustments are charged to a separate component of stockholders' investment.

E.     ACQUISITION OF SKYTEL MINORITY INTEREST

       On January 13, 1995, Mtel acquired the 9.7% of the outstanding shares of SkyTel common stock that it did not already own in a transaction in which the minority stockholders of SkyTel received approximately 3.4 million shares of Mtel Common Stock. The transaction was accounted for as a purchase. As a result of this transaction, all of the issued and outstanding shares of SkyTel common stock are owned by Mtel.

       The following proforma summary presents the consolidated results of operations as if the acquisition of the SkyTel minority interest had occurred on January 1, 1994. Amounts (unaudited) are in thousands, except per share data.

                                    Three Months Ended
                                         March 31,
                                  ---------------------
                                   1994           1995
                                  ------         ------
Net income (loss) available
    to common stockholders        $2,163        $(6,226)
                                   =====         ======

Net income (loss) per
    common share                  $ 0.06        $ (0.13)
                                    ====          ======


F.     ACQUISITION OF USPC

       On February 17, 1995, Mtel acquired USPC in a merger in which USPC stockholders received 1.6 million shares of Mtel Common Stock having an aggregate value of approximately $30.5 million. USPC provides local and regional paging services with centralized and customized nationwide billing, computerized maintenance and service reporting and automatic messaging for centralized dispatch. The merger has been accounted for as a pooling of interests and, accordingly, the financial statements of Mtel have been restated to include the results of USPC for all periods presented.

       The following summary presents separate and combined results of operations for the first quarter of 1994. Amounts (unaudited) are in thousands.

                               Net Income
                              Available to
                Revenue    Common Stockholders
                --------   -------------------
Mtel             $36,549                $2,424
USPC               4,106                    64
Eliminations        (314)                    0
                 -------                ------

Combined         $40,341                $2,488
                 =======                ======


G.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Interest paid by Mtel was $403,000 and $174,000 during the three months ended March 31, 1995 and 1994, respectively. No federal income taxes were paid during these periods.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

     The following is a discussion of the consolidated financial condition and results of operations of Mtel for the quarters ended March 31, 1995 and 1994 and certain factors that will affect Mtel's financial condition. In 1994, the Company implemented a new strategic plan intended to accelerate subscriber growth in its core SkyTel business through price reductions, the expansion of SkyTel's marketing efforts and other operational initiatives. The initiatives implemented by SkyTel in 1994 have resulted in a 15% increase in SkyTel units in service, a 12% increase in SkyTel revenues and a 691% increase in SkyTel cash flows from operations in the first quarter of 1995 as compared to the fourth quarter of 1994. On a consolidated basis, revenues increased 12% in the first quarter of 1995 as compared to the fourth quarter of 1994, and Mtel recorded cash flows from operations of approximately $1.8 million in the first quarter of 1995. However, Mtel expects to continue to incur net losses on a consolidated basis during 1995, primarily as a result of the start-up losses that are anticipated in connection with the commercial launch of the Destineer Network which is expected to occur in the second half of 1995 and continuing start-up losses from international operations.

RESULTS OF OPERATIONS

     REVENUES

    Revenues on a consolidated basis increased 25% in the first three months of 1995 as compared to the first three months of 1994 and was primarily attributable to the 26% increase in SkyTel revenues in the first three months of 1995 as compared to the first three months of 1994. During the first three months of 1995, SkyTel recorded 79,600 net additions of paging and voice messaging units in service on the SkyTel System as compared to 17,400 net additions during the first three months of 1994. The Company believes that this increase in units in service on the SkyTel System is attributable to the price reductions, the expansion of SkyTel's marketing efforts and other operational initiatives implemented as a part of a strategic plan announced in January 1994 which was intended to accelerate growth in units in service on the SkyTel System, as well as the increased productivity of SkyTel's expanded direct sales force and indirect distribution channels. During the first three months of 1995 and 1994, SkyTel provided approximately 92% of Mtel's revenues, while telephone answering services and air-to-ground operations provided approximately 4% of revenues in the first three months of 1995 as compared to 6% in the first three months of 1994.

    Mtel's consolidated revenues included revenues recorded by the Company's wholly-owned subsidiary in Argentina that commenced commercial nationwide and international messaging operations on the 931 MHz frequency in April 1994 and by the Company's 95%-owned subsidiary in Colombia which commenced commercial nationwide and international messaging operations on the 931 MHz frequency in June 1994. During the first three months of 1995, revenues recorded by the Company's operations in Argentina and Colombia provided approximately 2% of Mtel's revenues.

    EXPENSES

    Expenses include operating, selling, general and administrative, and depreciation and amortization.

    Operating expenses consist of salaries and telephone costs associated with domestic and international messaging operations and telephone answering service operations, transmitter site rentals and expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 26% in the first three months of 1995 as compared to the first three months of 1994. This increase primarily reflects increased SkyTel System costs associated with SkyTel's expanding subscriber base as well as operating expenses from the Company's messaging operations in Argentina and Colombia. As a percentage of revenues, operating expenses increased to 24% in the first three months of 1995 as compared to 23% in the first three months of 1994. Mtel expects to continue to incur increased operating expenses during 1995 as a result of the continuing expansion of SkyTel's subscriber base, increased operating expenses related to the Company's messaging operations in Argentina and Colombia, and operating expenses related to the Destineer Network which is expected to commence operations in the second half of 1995.

    Selling, general and administrative expenses include marketing and advertising costs associated with domestic and international messaging operations, personnel costs related to SkyTel's direct sales and marketing staff and corporate overhead costs, primarily salaries and administrative expenses. These expenses on a consolidated basis increased 51% in the first three months of 1995 as compared to the first three months of 1994. This increase primarily reflects costs associated with the significant expansion of SkyTel's direct sales staff, and selling, general and administrative expenses associated with the Company's messaging operations in Argentina and Colombia. As a percentage of consolidated revenues, selling, general and administrative expenses increased to 73% in the first three months of 1995 as compared to 61% in the first three months of 1994. On a consolidated basis, selling, general and administrative expenses are expected to continue to increase during the remainder of 1995 as a result of continued SkyTel unit growth, the inclusion of selling, general and administrative expenses related to the messaging operations in Argentina and Colombia and the inclusion of selling, general and administrative expenses related to the Destineer Network.

    Depreciation and amortization increased 41% in the first three months of 1995 as compared to the first three months of 1994, primarily reflecting depreciation and amortization of the Company's increased investments in property and equipment. As a percentage of revenues, depreciation and amortization expenses increased to 14% in the first three months of 1995 as compared to 12% in the first three months of 1994. The Company expects depreciation and amortization expenses to continue to increase during 1995 as a result of the commencement of operation of the Destineer Network.

    The Company will begin to record operating expenses, selling expenses and depreciation and amortization expenses, as well as increased levels of general and administrative expenses, related to the Destineer Network upon the commencement of commercial operation which is expected to occur in the second half of 1995. The amount of such expenses in

1995 will be dependent upon the timing of commencement of commercial operation of the Destineer Network.

    OPERATING INCOME (LOSS)

    Mtel reported a consolidated operating loss of approximately $5,300,000 for the first three months of 1995 as compared to operating income of approximately $1,339,000 for the first three months of 1994. The operating loss incurred in the three-month period ended March 31, 1995 primarily reflects continuing start-up losses associated with the messaging operations in Argentina and Colombia and was offset by approximately $6.4 million of SkyTel operating income.

    The Company expects to report operating losses on a consolidated basis during the remainder of 1995 as a result of continuing start-up losses from messaging operations in Argentina and Colombia and the commencement of commercial operation of the Destineer Network. However, the Company expects SkyTel to report operating income in 1995 as a result of continued accelerated growth in units in service.

   INTEREST INCOME (EXPENSE)

       Interest expense increased 143% in the first three months of 1995 as compared to the first three months of 1994 and primarily reflects interest accrued on $265 million principal amount of 13.5% Senior Notes due 2002 (the "Senior Notes") issued in December 1994. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, the Company capitalizes interest expense related to equity investments and the purchase of certain assets which constitute activities preliminary to the commencement of the investee's or purchaser's planned principal operations. The Company capitalized $5,902,827 and $487,000 in interest costs in the first three months of 1995 and 1994, respectively, primarily related to the development of the Destineer Network.

       Interest income totalled $4,201,000 in the first three months of 1995 as compared to $1,803,000 in the first three months of 1994. This increase is primarily attributable to income generated by the investment of the net proceeds from the sale of the Senior Notes not immediately applied by the Company.

       PROVISION FOR INCOME TAXES

       Mtel recorded a provision for income taxes of $167,000 and $438,000 in the first three months of 1995 and 1994, respectively, relating to state and local income taxes. The Company reported net losses for federal income tax purposes during the three month periods ended March 31, 1995 and 1994 and, accordingly, no provision for federal income taxes has been made for such periods.

       PREFERRED STOCK DIVIDENDS

       The Company accrued approximately $2.1 million in each of the quarters ended March 31, 1995 and 1994 which represents dividends on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Although dividends on the Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income, such dividends are deducted from net income for the purpose of determining net income (loss) per common share.

       NET INCOME (LOSS)

        Mtel recorded a net loss of approximately $4.0 million in the three month period ended March 31, 1995 which, combined with the effect of the preferred stock dividends, resulted in a net loss per common share of $0.13 for such period. This compares to net income of approximately $4.6 million, or $0.07 per common share, in the first three months of 1994. Net income in the first quarter of 1994 included a non-recurring gain of $2.2 million from the sale of two specialized mobile radio licenses and assets which were considered to be non-strategic assets. The net loss in the first quarter of 1995 of approximately $4.0 million represents a significant improvement as compared to the net loss of $14.5 million recorded in the fourth quarter of 1994 and is the result of increased SkyTel revenues and improving SkyTel margins.

       Net losses in the first quarter of 1995 included approximately $2.8 million of start-up losses associated with the Company's messaging operations in Argentina and Colombia. The Company is continuing to pursue opportunities to provide nationwide and international messaging services outside of the United States, and decisions by the Company regarding the capital structure of its international operations could affect the Company's consolidated net income in the future.

LIQUIDITY AND CAPITAL RESOURCES

       Mtel continued to make significant capital investments in the first quarter of 1995 related to the development of the Destineer Network which is expected to commence commercial operation in the second half of 1995. In the first three months of 1995, the Company invested approximately $32 million in connection with the development of the

Destineer Network which was funded from a portion of the net proceeds from the sale of the Senior Notes.

       The Company also invested approximately $11 million in the first quarter of 1995 in connection with the development and expansion of the SkyTel system and to procure messaging units to support SkyTel's increasing subscriber base. These capital expenditures were funded with cash generated from SkyTel's operations and with a portion of the net proceeds from the sale of the Preferred Stock completed in October 1993.

       The Company anticipates that the net proceeds from the sale of the Senior Notes, existing cash balances, funds generated from operations, and funds available from the Company's proposed senior credit facility will be sufficient to meet projected capital requirements through the end of 1996. However, the Company cannot predict the extent to which additional capital may be required in connection with its various operations and development efforts. As a result, the Company may be required to incur additional indebtedness and engage in other financing, the timing, nature, amount and source of which cannot presently be determined.

RECENT DEVELOPMENTS

       On January 13, 1995, Mtel acquired the 9.7% of the outstanding shares of SkyTel common stock that it did not already own in a transaction in which the minority stockholders of SkyTel received approximately 3.4 million shares of Mtel Common Stock. The transaction was accounted for as a purchase. As a result of this transaction, all of the issued and outstanding shares of SkyTel common stock are owned by Mtel.

       On February 17, 1995, Mtel acquired USPC in a merger in which USPC stockholders received 1.6 million shares of Mtel Common Stock having an aggregate value of approximately $30.5 million. USPC provides local and regional paging services with centralized and customized nationwide billing, computerized maintenance and service reporting and automatic messaging for centralized dispatch. The merger was accounted for as a pooling of interests and, accordingly, the financial statements of Mtel have been restated to include the results of USPC for all periods presented.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

          Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for a description of certain securities litigation involving the Company. These actions were consolidated in April 1994 under the caption In Re Mobile
                                                          ------------
Telecommunication Technologies Corp. Securities Litigation, Master file No.
- ----------------------------------------------------------
3:94-CV-6. There were no other material developments in connection with this litigation during the quarter ended March 31, 1995. Except as referenced above, there are no material legal or regulatory proceedings involving the Company or its subsidiaries except license applications and renewals and other regulatory proceedings incident to the Company's business.

Item 2.  Changes in Securities
         ---------------------

           None.

Item 3.  Defaults upon Senior Securities
         -------------------------------

           None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

           None.

Item 5.  Other Information
         -----------------

           None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

           None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MOBILE TELECOMMUNICATION

                                     TECHNOLOGIES CORP.

Dated:  May 15, 1995                 By  /s/ John N. Palmer
                                        ------------------------------------
                                        John N. Palmer
                                        Chairman of the Board
                                        and Chief Executive Officer



Dated:  May 15, 1995                 By  /s/ J. Robert Fugate
                                        -----------------------------------

                                        J. Robert Fugate
                                        Senior Vice President - Finance,
                                        and Chief Financial Officer