Form 10-Q
period 1995-06-30
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1995-08-14
CIK 842915

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington,  D.C.  20549

                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995
Commission File No.  0-17316


                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                64-0518209
     -------------------------------               ----------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification Number)


     200 South Lamar Street,   Mtel Centre,   Jackson, Mississippi  39201
     --------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)


                                (601) 944-1300
     --------------------------------------------------------------------
             (Registrant's telephone number, including area code)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X      NO
                                  ---        ---


        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                      49,946,235 shares of Common Stock,
                        par value $.01 per share, as of
                                 July 31, 1995

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- June 30, 1995 and December 31, 1994.

         Consolidated Statements of Operations -- Six Months Ended June 30, 1995 and 1994, and Three Months Ended June 30, 1995 and 1994.

         Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1995 and 1994, and Three Months Ended June 30, 1995 and 1994.

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         SIGNATURES
         ----------

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                            June 30,           December 31,
                                                              1995                 1994
                                                           --------------    --------------
ASSETS:

CURRENT ASSETS
  Cash and cash equivalents                                  $ 42,252,269      $145,620,779
  Short term investments                                       56,988,113        53,689,435
  Accounts receivable, net                                     31,801,966        20,337,010
  Other current assets                                         10,916,713        10,427,822
                                                           --------------    --------------
    TOTAL CURRENT ASSETS                                      141,959,061       230,075,046
                                                           --------------    --------------
MESSAGING NETWORKS
  Property and equipment, net                                 174,504,884       114,796,040
  Certificates of authority and goodwill                       77,383,606        23,054,615
  PCS license cost                                            127,500,000       127,500,000
  Network construction and development cost                    87,073,497        46,459,928
                                                           --------------    --------------
    TOTAL MESSAGING NETWORKS                                  466,461,987       311,810,583
                                                           --------------    --------------
INVESTMENT IN UNCONSOLIDATED INTERNATIONAL VENTURES            60,354,728        62,681,009
                                                           --------------    --------------
OTHER ASSETS
  Securities restricted for debt service                       79,027,286        93,597,038
  Other                                                        18,244,842        17,307,256
                                                           --------------    --------------
    TOTAL OTHER ASSETS                                         97,272,128       110,904,294
                                                           --------------    --------------
                                                             $766,047,904      $715,470,932
                                                           ==============    ==============
LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
  Current maturities of long-term debt                           $18,333            $49,820
  Accounts payable and accrued liabilities                    51,812,366         44,474,340
                                                           -------------     --------------
    TOTAL CURRENT LIABILITIES                                 51,830,699         44,524,160
                                                           -------------     --------------
LONG -TERM DEBT                                              268,014,167        273,628,967

MINORITY INTEREST                                             30,312,447         31,240,992

STOCKHOLDERS' INVESTMENT
  Preferred Stock, par value $.01 per share; 25,000,000
   shares authorized; 3,750,000 shares of $2.25
   Cumulative Convertible Exchangeable Preferred
   Stock outstanding in 1995 and 1994                             37,500             37,500
  Common Stock, par value $.01 per share;
   75,000,000 shares authorized; shares issued:
   49,931,539 shares in 1995 and 45,646,719
   shares in 1994                                                499,315            456,467
  Additional paid-in-capital                                 498,217,647        439,038,067
  Accumulated deficit                                        (82,154,815)       (72,919,024)
  Cumulative translation adjustment                             (709,056)          (536,197)
                                                           -------------     --------------
    TOTAL STOCKHOLDERS' INVESTMENT                           415,890,591        366,076,813
                                                           -------------     --------------
                                                            $766,047,904       $715,470,932
                                                           =============     ==============


                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Six Months Ended            Three Months Ended
                                                       ---------------------------    --------------------------
                                                           1995           1994            1995           1994
                                                       ------------   ------------    ------------   ------------
Revenues                                               $107,492,609   $ 78,474,455    $ 56,864,418   $ 38,133,154

Expenses:
 Operating                                               25,732,511     20,106,841      13,828,167     10,652,566
 Selling, general and administrative                     76,496,247     53,953,544      39,577,659     29,431,896
 Depreciation and amortization                           14,509,632     10,472,623       7,404,578      5,446,223
                                                       ------------   ------------     -----------   ------------
                                                        116,738,390     84,533,008      60,810,404     45,530,685
                                                       ------------   ------------     -----------   ------------
Operating income (loss)                                  (9,245,781)    (6,058,553)     (3,945,986)    (7,397,531)

Interest income                                           7,777,963      3,805,361       3,577,187      2,001,926
Interest expense                                         (5,148,935)    (2,499,314)     (1,971,908)    (1,190,296)
Gain on sale of assets                                       40,667      4,478,103          41,640      2,323,922
Other income                                                907,916              -         464,211              -
                                                       ------------   ------------     -----------   ------------
Income (loss) before income taxes
 and equity income                                       (5,668,170)      (274,403)     (1,834,856)    (4,261,979)

Provision for income taxes                                  314,771        875,751         147,559        438,153
Equity in income of investments                             981,084      2,140,273         989,044      1,093,349
                                                       ------------   ------------     -----------   ------------
Net income (loss)                                       ($5,001,857)      $990,119       ($993,371)   ($3,606,783)

Preferred dividend requirement                            4,218,750      4,218,750       2,109,375      2,109,375
                                                       ------------   ------------     -----------   ------------
Net income (loss) available to common stockholders      ($9,220,607)   ($3,228,631)    ($3,102,746)   ($5,716,158)
                                                       ============   ============     ===========   ============
Net income (loss) per common share                           ($0.19)        ($0.09)         ($0.06)        ($0.16)
                                                       ============   ============     ===========   ============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended                    Three Months Ended
                                                                       June 30,                              June 30,
                                                              --------------------------------   --------------------------------
                                                                 1995                1994            1995              1994
                                                              ------------     ---------------   ------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                            ($5,001,857)         $990,119        ($993,371)      ($3,606,783)
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                             14,509,632        10,594,141        7,404,578         5,519,457
      Provision for losses on accounts receivable                2,838,539         1,012,800        1,215,701           349,564
      Amortization of debt issuance costs                         (591,346)          219,705         (628,061)          113,715
      Foreign currency transaction (gain)                           (1,103)                -          (10,867)                -
      (Gain) on sale of assets                                     (40,667)       (4,478,103)         (41,640)       (2,323,922)
      Minority interest                                           (928,545)                -         (475,077)                -
      Equity in income of investments                             (981,084)       (2,140,273)        (989,044)       (1,093,349)
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable               (14,303,495)         (684,857)      (7,157,357)          636,933
      (Increase) decrease in other current assets               14,080,861        (5,367,335)      11,103,306        (5,505,524)
      Increase in accounts payable and accrued liabilities       7,338,026         4,376,291          166,704         3,356,963
                                                              ------------     -------------     ------------     -------------
  Net Cash Provided By (Used In) Operating Activities           16,918,961         4,522,488        9,594,872        (2,552,946)
                                                              ------------     -------------     ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                   3,840,250         3,295,784        3,840,250           553,945
  Capital expenditures, net                                    (68,811,947)      (20,995,463)     (38,032,783)      (15,847,635)
  (Increase) in other messaging networks                       (44,862,392)       (5,997,985)     (29,415,064)       (6,328,179)
  (Increase) decrease in investment in unconsolidated
   international ventures                                       (2,619,877)      (14,673,533)       1,312,137        (2,271,368)
  (Increase) decrease in other assets                           (1,692,217)        1,620,162          510,408          (662,076)
  (Increase) decrease in short term investments                 (3,298,678)       83,186,784       22,685,401        18,523,463
                                                              ------------     -------------     ------------     -------------
  Net Cash Provided By (Used In) Investing Activities         (117,444,861)       46,435,749      (39,099,651)       (6,031,850)
                                                              ------------     -------------     ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                41,288           254,355                -           254,355
  Principal payments on long-term debt                          (5,687,575)         (235,557)         272,543           (27,569)
  Payment of dividends on preferred stock                       (4,218,750)       (4,126,875)      (2,109,375)       (2,109,375)
  Sale of stock and exercise of options                          7,022,427         1,669,548        3,918,166         1,603,525
                                                              ------------     -------------     ------------     -------------
  Net Cash Provided By (Used In) Financing Activities           (2,842,610)       (2,438,529)       2,081,334          (279,064)
                                                              ------------     -------------     ------------     -------------
  Effect of exchange rate changes on cash                                -            19,136                -            28,879
                                                              ------------     -------------     ------------     -------------
    Net increase (decrease) in cash and cash equivalents      (103,368,510)       48,538,844      (27,423,445)       (8,834,981)
    Cash and cash equivalents-beginning of period              145,620,779       129,158,255       69,675,714       186,532,080
                                                              ------------     -------------     ------------     -------------
    Cash and cash equivalents-end of period                    $42,252,269      $177,697,099      $42,252,269      $177,697,099
                                                               ============     =============     ============     =============



                See notes to consolidated financial statements

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

     The Company's subsidiary, Destineer Corporation ("Destineer"), is continuing to develop and construct a two-way nationwide wireless messaging network in the United States (the "Destineer Network"). The Destineer Network will enable its subscribers to send and receive two-way messages through the use of a new class of small low-power, light-weight devices, as well as lap-top and palm-top computers, without the need to know the location of the sender or receiver at the time of transmission. The Destineer Network will utilize a proprietary system architecture designed and developed by Mtel and will offer a broad range of communications services, including acknowledgment paging, wireless two-way messaging and information services. The Destineer Network is expected to commence commercial operation in the second half of 1995.

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

     The Company's consolidated financial statements for the three and six month periods ended June 30, 1995 and 1994 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. The results for the period are not necessarily indicative of the results for the year ending December 31, 1995.

C.   EARNINGS PER SHARE

     Loss per share for the three and six month periods ending June 30, 1995 and 1994 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of common shares outstanding during the period with no effect given to common stock equivalents arising from stock options and convertible subordinated debt because such effect would be antidilutive. The weighted average common shares outstanding in the second quarter of 1995 and the first six months of 1995 were 49,640,454 and 49,246,398, respectively. The weighted average common shares outstanding in the second quarter of 1994 and the first six months of 1994 were 35,905,844 and 35,873,225, respectively.

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

     The following summary presents the pro forma consolidated results of operations as if the acquisition of the SkyTel minority interest had occurred on January 1, 1994. Amounts (unaudited) are in thousands, except per share data.


                                 Six Months Ended      Three Months Ended
                                    June 30,               June 30,
                               -------------------    --------------------
                                 1994       1995        1994        1995
                               --------   --------    --------    --------

Net income (loss) available
to common stockholders         $(3,879)   $(9,329)    $(6,041)    $(3,103)

Net income (loss) per
common share                    $(0.10)    $(0.19)     $(0.15)     $(0.06)


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

     The following summary presents separate and combined results of operations for the first six months of 1994. Amounts (unaudited) are in thousands.

                                  Net Income
                                 Available to
                 Revenue     Common Stockholders
                --------     -------------------
Mtel            $70,851               ($3,389)
USPC              8,291                   136
Eliminations       (668)                    0
                -------               -------

Combined        $78,474               ($3,253)
                =======               =======

G.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest paid by Mtel was $15,169,000 and $3,167,000 during the six months ended June 30, 1995 and 1994, respectively, and was $14,766,000 and $2,993,000 during the three months ended June 30, 1995 and 1994, respectively. No federal income taxes were paid during these periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated financial condition and results of operations of Mtel for the three and six month periods ended June 30, 1995 and 1994 and certain factors that will affect Mtel's financial condition. In 1994, the Company implemented a new strategic plan intended to accelerate subscriber growth in its core SkyTel business through price reductions, the expansion of SkyTel's marketing efforts and other operational initiatives. The initiatives implemented by SkyTel in 1994 have resulted in a 109% increase in SkyTel units in service, a 48% increase in SkyTel revenues and a 246% increase in SkyTel cash flows from operations in the second quarter of 1995 as compared
to the second quarter of 1994.   On a consolidated basis, revenues increased 49%
in the second quarter of 1995 as compared to the second quarter of 1994, and Mtel recorded consolidated cash flows from operations of approximately $3.5 million in the second quarter of 1995 as compared to consolidated negative cash flow from operations of approximately $2.0 million in the second quarter of 1994. However, Mtel expects to continue to incur net losses on a consolidated basis during 1995, primarily as a result of the start-up losses that are anticipated in connection with the commercial launch of the Destineer Network which is expected to occur in the second half of 1995 and continuing start-up losses from international operations.

RESULTS OF OPERATIONS

     REVENUES

     Revenues on a consolidated basis increased 37% in the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, and increased 49% in the second quarter of 1995 as compared to the second quarter of 1994. The increase was primarily attributable to a

37% increase in SkyTel revenues in the first six months of 1995 as compared to the first six months of 1994 and a 48% increase in SkyTel revenues in the second quarter of 1995 as compared to the second quarter of 1994. During the first six months of 1995, SkyTel recorded 178,000 net additions of paging and voice messaging units in service on the SkyTel System as compared to 49,000 net additions during the first six months of 1994, and recorded 98,400 net unit additions in the second quarter of 1995 compared to 31,600 net additions in the second quarter of 1994. The Company believes that this increase in units in service on the SkyTel System is attributable to the implementation of the new strategic plan announced in January 1994, including the increased productivity of SkyTel's expanded direct sales force and indirect distribution channels.

     During the first six months of 1995, SkyTel provided approximately 92% of Mtel's revenues and international operations provided approximately 3% of Mtel's
revenues.   Mtel's international revenues primarily consist of revenues recorded by the Company's wholly-owned subsidiary in Argentina that commenced commercial nationwide and international messaging operations on the 931 MHz frequency in April 1994 and by the Company's 95%-owned subsidiary in Colombia which commenced commercial nationwide and international messaging operations on the 931 MHz frequency in June 1994. Telephone answering services and air-to-ground operations provided approximately 4% of Mtel's revenues in the first six months of 1995.

     EXPENSES

     Expenses include operating, selling, general and administrative, and depreciation and amortization.

     Operating expenses consist of salaries and telephone costs associated with domestic and international messaging operations and telephone answering service operations, transmitter site rentals and expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 28% in the first six months of 1995 as compared to the first six months of 1994 and increased 30% in the second quarter of 1995 as compared to the second quarter of 1994. This increase primarily reflects increased SkyTel System costs associated with SkyTel's expanding subscriber base as well as operating expenses from the Company's messaging operations in Argentina and Colombia. In addition, the Company launched commercial operations in Hong Kong through a 100% owned subsidiary in the second quarter of 1995 and, as a result, recorded additional operating expenses from these operations. As a percentage of revenues, operating expenses decreased to 24% in the first six months of 1995 as compared to 26% in the first six months of 1994 and decreased to 24% in the second quarter of 1995 as compared to 28% in the second quarter of 1994. Mtel expects to continue to incur increased operating expenses during 1995 as a result of the continuing expansion of SkyTel's subscriber base, increased operating expenses related to the Company's messaging operations in Argentina, Colombia and Hong Kong and operating expenses related to the Destineer Network which is expected to commence operations in the second half of 1995.

     Selling, general and administrative expenses include marketing and advertising costs associated with domestic and international messaging operations, personnel costs and related expenses associated with SkyTel's direct sales and marketing staff and customer support operations, and corporate overhead costs, primarily salaries and administrative expenses. These expenses on a consolidated basis increased 42% in the first six months of 1995 as compared to the first six months of 1994 and increased 34% in the second quarter of 1995 as compared to the second quarter of 1994. This increase primarily reflects costs associated with the significant expansion in 1994 of SkyTel's direct sales staff, and selling, general and administrative expenses associated with the Company's messaging operations in Argentina, Colombia and Hong Kong. In addition, costs associated with customer support operations, such as customer service, operator dispatch, billing and collections, have increased with the continuing increase in the level of units in service on the SkyTel System in order to maintain the quality of these operations. As a percentage of revenues, selling, general and administrative expenses increased to 71% in the first six months of 1995 as compared to 69% in the first six months of 1994 and decreased to 70% in the second quarter of 1995 as compared to 77% in the second quarter of 1994. On a consolidated basis, selling, general and administrative expenses are expected to continue to increase during the remainder of 1995 as a result of continued SkyTel unit growth, increased selling, general and administrative expenses related to the messaging operations in Argentina, Colombia and Hong Kong and selling, general and administrative expenses related to the Destineer Network.

     Depreciation and amortization increased 39% in the first six months of 1995 as compared to the first six months of 1994 and increased 36% in the second quarter of 1995 as compared to the second quarter of 1994, primarily reflecting depreciation and amortization of the Company's increased investments in property and equipment. As a percentage of revenues, depreciation and amortization expenses increased to 14% in the first six months of 1995 as compared to 13% in the first six months of 1994 and decreased to 13% in the second quarter of 1995 as compared to 14% in the second quarter of 1994. The Company expects depreciation and amortization expenses to continue to increase during 1995 as a result of the commencement of operations of the Destineer Network in the second half of 1995.

     The Company will begin to record operating expenses, selling expenses and depreciation and amortization expenses, as well as increased levels of general and administrative expenses related to the Destineer Network upon the commencement of commercial operation which is expected to occur in the second half of 1995. The amount of such expenses recorded in 1995 will be dependent upon the timing of commencement of commercial operation of the Destineer Network.

     OPERATING INCOME (LOSS)

     SkyTel reported operating income of approximately $3,709,000 for the second quarter of 1995 and $6,262,000 for the first six-months of 1995. SkyTel's operating income was offset by losses from international operations, including continuing start-up losses associated with the messaging operations in Argentina, Colombia and Hong Kong, of approximately $5,413,000 million and $9,395,000 for the three-month and six-month periods ended June 30, 1995, respectively. Mtel reported a consolidated operating loss of approximately $9,246,000 for the first six months of 1995 as compared to an operating loss of approximately $6,059,000 for the first six months of 1994, and reported an operating loss of approximately $3,946,000 for the second quarter of 1995 as compared to an operating loss of approximately $7,398,000 for the second quarter of 1994.

     The Company expects SkyTel to report operating income in 1995 as a result of continued accelerated growth in units in service. However, the Company expects to report operating losses on a consolidated basis during the remainder of 1995 as a result of continuing start-up losses from messaging operations in Argentina, Colombia and Hong Kong and the commencement of commercial operation of the Destineer Network.

     INTEREST INCOME (EXPENSE)

     Interest expense increased 106% in the first six months of 1995 as compared to the first six months of 1994 and increased 66% in the second quarter of 1995 as compared to the second quarter of 1994. This increase primarily reflects interest accrued on $265 million principal amount of 13.5% Senior Notes due 2002 (the "Senior Notes") issued in December 1994. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, the Company capitalizes interest expense related to equity investments and the purchase of certain assets which constitute activities preliminary to the commencement of the investee's or purchaser's planned principal operations. The Company capitalized $12,896,000 and $1,026,000 in interest costs in the first six months of 1995 and 1994, respectively, and capitalized $7,029,000 and $539,000 in interest costs in the second quarter of 1995 and 1994, respectively, primarily related to the development of the Destineer Network.

     Interest income totaled $7,778,000 in the first six months of 1995 as compared to $3,805,000 in the first six months of 1994 and totaled $3,577,000 in the second quarter of 1995 as compared to $2,002,000 in the second quarter of 1994. This increase is primarily attributable to income generated by the investment of the net proceeds from the sale of the Senior Notes not immediately applied by the Company.

     PROVISION FOR INCOME TAXES

     Mtel recorded a provision for income taxes of $315,000 and $876,000 in the first six months of 1995 and 1994, respectively, and $148,000 and $438,000 in the second quarter of 1995 and 1994, respectively, relating to state and local income taxes. The Company reported net losses for federal income tax purposes during the three and six month periods ended June 30, 1995 and 1994 and, accordingly, no provision for federal income taxes has been made for such periods.

     PREFERRED STOCK DIVIDENDS

     The Company accrued approximately $2.1 million in each of the quarters ended June 30, 1995 and 1994 which represents dividends on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Although dividends on the Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income, such dividends are deducted from net income for the purpose of determining net income (loss) per common share.

     NET INCOME (LOSS)

     Mtel recorded a net loss of approximately $5.0 million in the six month period ended June 30, 1995 which, combined with the effect of the preferred stock dividends, resulted in a net loss per common share of $0.19 for such period. This compares to net income of approximately $1.0 million, and a loss of $0.09 per common share, in the first six months of 1994. The Company recorded a net loss of $1.0 million, or $0.06 per common share, in the second quarter of 1995, as compared to a net loss of $3.6 million, or $0.16 per common share, in the second quarter of 1994. The net loss in the second quarter of 1994 was partially offset by a nonrecurring gain of $2.3 million recorded by the Company in connection with the sale of its digital point-to-point microwave system that operated in the Los Angeles area.

     Net losses in the first half of 1995 included approximately $6.8 million of start-up losses associated with the Company's messaging operations in Argentina, Colombia and Hong Kong. The Company is continuing to pursue opportunities to provide nationwide and international messaging services outside of the United States, and decisions by the Company regarding the capital structure of its international operations could affect the Company's consolidated net income in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Mtel continued to make significant capital investments in the second quarter and first half of 1995 related to the development of the Destineer Network which is expected to commence commercial operation in the second half of 1995. In the first six months of 1995, the Company invested approximately $76 million in connection with the development of the Destineer Network which was funded from a portion of the net proceeds from the sale of the Senior Notes.

     The Company also invested approximately $28 million in the first six months of 1995 in connection with the development and expansion of the SkyTel System and to procure messaging units to support SkyTel's increasing subscriber base. This amount included funds used to upgrade the SkyTel System to Flex/TM/ technology, which increases the speed and efficiency of the network, thereby augmenting the network's capacity to accommodate greater volumes of subscriber units. These capital expenditures were funded with cash generated from SkyTel's operations and with a portion of the net proceeds from the sale of the Preferred Stock completed in October 1993. As a result of significant increases in net unit additions and the expansion of SkyTel's distribution channels, the Company anticipates that additional capital expenditures will be necessary during the remainder of 1995 and in future periods to increase capacity on the SkyTel System.

     The Company anticipates that the net proceeds from the sale of the Senior Notes, existing cash balances, funds generated from operations and the proceeds of a proposed senior credit facility will be sufficient to meet projected capital requirements through the end of 1996. The Company has received a commitment from its commercial banks for a new senior credit facility in the principal amount of $60.0 million, completion of which is subject to the satisfaction of certain conditions and the execution of definitive agreements. The Company is also currently exploring additional sources of financing to fund the purchase of additional equipment, primarily subscriber units required by SkyTel's expanding subscriber base and personal messaging units that will be required upon the commercial launch of the Destineer Network.

RECENT DEVELOPMENTS

     In December 1994, the Company announced that it had reached agreement with the minority stockholders, which include Microsoft Corporation ("Microsoft"), of its 80%-owned Destineer subsidiary pursuant to which these minority shareholders would exchange their shares of Destineer common stock for an aggregate of approximately 4.0 million shares of Mtel Common Stock. In July 1995, the parties executed a definitive stock exchange agreement and the exchange is expected to be completed in the third quarter of 1995 upon the receipt of certain required regulatory approvals. In conjunction with the agreement to exchange Destineer common stock for Mtel Common Stock, the Company and Microsoft have agreed to amend the joint technology and marketing agreement entered into in March 1994 to reflect developments at

Microsoft and Mtel. The revised joint technology and marketing agreement is expected to be completed in the third quarter of 1995.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Mtel believes that SFAS No. 121 will not have a material impact on the Company's consolidated results of operations or financial position.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

       Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for a description of certain securities litigation involving the Company. These actions were consolidated in April 1994 under the caption In Re Mobile Telecommunication
                                             ------------------------------
Technologies Corp. Securities Litigation, Master file No. 3:94-CV-6.  There were
----------------------------------------
no material developments in connection with this litigation during the quarter ended June 30, 1995. Except as referenced above, there are no other material legal or regulatory proceedings involving the Company or its subsidiaries except license applications and renewals and other regulatory proceedings incident to the Company's business.

Item 2.   Changes in Securities
          ---------------------
          None.

Item 3.   Defaults upon Senior Securities
          -------------------------------
          None.

Item 4.   Submission of Matters to a Vote of  Security Holders
          ----------------------------------------------------

       The 1995 Annual Meeting of Stockholders was held on May 25, 1995. At the 1995 Annual Meeting, Haley Barbour, Jai P. Bhagat and R. Faser Triplett, M.D. were elected directors of the Company for a three year term expiring at the 1998 Annual Meeting of Stockholders and until their respective successors are elected and qualified. The holders of 44,200,859 shares of Common Stock present in person or by proxy at the 1995 Annual Meeting voted in favor of the election of Mr. Barbour, and the holders of 405,932 shares of Common Stock withheld their vote for Mr. Barbour. The holders of 44,204,338 shares of Common Stock present in person or by proxy at the 1995 Annual Meeting voted in favor of the election of Mr. Bhagat, and the holders of 402,453 shares of Common Stock withheld their vote for Mr. Bhagat. The holders of 44,229,138 shares of Common Stock present in person or by proxy at the 1995 Annual Meeting voted in favor of the election of Dr. Triplett, and the holders of 377,653 shares of Common Stock withheld their vote for Dr. Triplett. Messrs. Thomas G. Barksdale, M. Bernard Puckett and E. Lee Walker will continue to serve as directors of the Company until the 1996 Annual Meeting of Stockholders, and Messrs. John N. Palmer and John E. Welsh III will continue to serve as directors of the Company until the 1997 Annual Meeting of Stockholders, in each case until their respective successors are elected and qualified. On May 25, 1995, the Board of Directors increased the size of the Board and elected Mr. Gregory B. Maffei as a director of the Company to serve until the 1997 Annual Meeting of Stockholders and until his successor is elected and qualified.

     At the 1995 Annual Meeting, the stockholders of the Company also approved an amendment to the Company's 1990 Executive Incentive Plan (the "1990 Plan"). The principle purpose of the amendment was to increase the number of shares of Common Stock available for awards under the 1990 Plan by two million shares, such that the aggregate number of shares of Common Stock available for awards under the amended 1990 Plan was increased from four million to six million shares. The amendment to the 1990 Plan also made changes that were necessary so that awards of option rights under the amended 1990 Plan may qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. In addition, the amendment to the 1990 Plan provided that both awards of stock options and other transactions by officers of the Company under the amended 1990 Plan will be eligible for exemption from the short-swing profit provisions of Section 16(b) of the

Securities Exchange Act of 1934, as amended, pursuant to Rule 16b-3 thereunder. The amendment to the 1990 Plan was approved by the affirmative vote of the holders of 38,770,140 shares of Common Stock, constituting a majority of the shares of Common Stock present in person or by proxy at the 1995 Annual Meeting, with 5,257,360 shares of Common Stock voting against the amendment and 299,294 shares abstaining from voting.

Item 5.   Other Information
          -----------------
          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits.

        The following exhibit is filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.               Description
-----------               -----------
    10                    Mobile Telecommunication Technologies Corp. 1990
                          Executive Incentive Plan, as amended by the Board of Directors on March 6, 1995 and approved by the Stockholders on May 25, 1995

    27                    Financial Data Schedule for quarter ended
                          June 30, 1995

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MOBILE TELECOMMUNICATION
                                      TECHNOLOGIES CORP.


Dated:    August 14, 1995             By    /s/  John N. Palmer
                                        -----------------------------------
                                            John N. Palmer
                                            Chairman of the Board




Dated:    August 14, 1995             By    /s/  J. Robert Fugate
                                        -----------------------------------
                                            J. Robert Fugate
                                            Senior Vice President - Finance,
                                            and Chief Financial Officer