Form 10-Q
period 1995-09-30
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1995-11-14
CIK 842915

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington,  D.C.  20549

                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30, 1995
Commission File No.  0-17316


                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.
                  -------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Delaware                                  64-0518209
     -------------------------------               -----------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification Number)


     200 South Lamar Street,   Mtel Centre,   Jackson, Mississippi  39201
     --------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)


                                (601)  944-1300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X      NO
                                    -----       -----

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                       54,050,156 shares of Common Stock,
                        par value $.01 per share, as of
                                November 1, 1995

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                        QUARTERLY REPORT ON FORM 10 - Q

                                     INDEX

PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets -- September 30, 1995 and December 31, 1994

          Consolidated Statements of Operations -- Nine Months Ended September 30, 1995
          and 1994, and Three Months Ended September 30, 1995 and 1994

          Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1995
          and 1994, and Three Months Ended September 30, 1995 and 1994

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES
          ----------

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                September 30,    December 31,
                                                    1995            1994
                                              ---------------- ---------------
ASSETS:

CURRENT ASSETS
   Cash and cash equivalents                     $14,295,177     $145,620,779
   Short term investments                         14,871,589       53,689,435
   Accounts receivable, net                       38,040,604       20,337,010
   Other current assets                           24,483,624       10,427,822
                                              ---------------- ---------------

       TOTAL CURRENT ASSETS                       91,690,994      230,075,046
                                              ---------------- ---------------

MESSAGING NETWORKS
   Property and equipment, net                   210,324,471      114,796,040
   Certificates of authority and goodwill        133,039,924       23,054,615
   PCS license cost                              127,500,000      127,500,000
   Network construction and development cost     120,749,387       46,459,928
                                              ---------------- ---------------

       TOTAL MESSAGING NETWORKS                  591,613,782      311,810,583
                                             ---------------- ----------------

UNCONSOLIDATED INTERNATIONAL INVESTMENTS          63,352,287       62,681,009
                                             ---------------- ----------------

OTHER ASSETS
   Securities restricted for debt service         71,316,510       93,597,038
   Other                                          18,272,520       17,307,256
                                             ---------------- ----------------

       TOTAL OTHER ASSETS                         89,589,030      110,904,294
                                             ---------------- ----------------
                                                $836,246,093     $715,470,932
                                             ================ ================

LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
   Current maturities of long-term debt             $524,833          $49,820
   Accounts payable and accrued liabilities       75,916,033       44,474,340
                                             ---------------- ----------------

       TOTAL CURRENT LIABILITIES                  76,440,866       44,524,160
                                             ---------------- ----------------

LONG-TERM DEBT                                   269,052,193      273,628,967

MINORITY INTEREST                                         --       31,240,992

STOCKHOLDERS' INVESTMENT
   Preferred Stock, par value $.01 per share;
      25,000,000 shares authorized; 3,750,000
      shares of $2.25 Cumulative Convertible
      Exchangeable Preferred Stock outstanding
      in 1995 and 1994                                37,500           37,500
   Common Stock, par value $.01 per share;
      75,000,000 shares authorized; shares issued:
      54,008,478 shares in 1995 and 45,646,719
    shares in 1994                                   540,085          456,467
   Additional paid-in-capital                    582,170,485      439,038,067
   Accumulated deficit                           (90,904,289)     (72,919,024)
   Cumulative translation adjustment              (1,090,747)        (536,197)
                                             ---------------- ----------------
        TOTAL STOCKHOLDERS' INVESTMENT           490,753,034      366,076,813
                                             ---------------- ----------------

                                                $836,246,093     $715,470,932
                                             ================ ================

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                            Nine Months Ended          Three Months Ended
                              September 30,               September 30,
                        --------------------------   -------------------------
                            1995          1994          1995          1994
                        ------------  ------------   -----------   -----------
Revenues                $171,915,365  $118,142,487   $64,422,756   $39,668,032

Expenses:
  Operating               43,549,763    31,636,886    17,817,252    11,530,045
  Selling, general
   and administrative    120,481,461    84,191,007    43,985,214    30,237,463
  Depreciation and
   amortization           24,462,692    16,167,256     9,953,060     5,694,633
                        ------------  ------------   -----------   -----------

                         188,493,916   131,995,149    71,755,526    47,462,141
                        ------------  ------------   -----------   -----------

Operating income
 (loss)                  (16,578,551)  (13,852,662)   (7,332,770)   (7,794,109)

Interest income           10,373,802     5,272,150     2,595,839     1,466,789
Interest expense          (7,380,126)   (3,428,088)   (2,231,191)     (928,774)
Gain on sale of assets        72,492     4,499,944        31,825        21,841
Other income               1,314,523            --       406,607            --
                        ------------  ------------   -----------   -----------

Income (loss) before
 and equity income       (12,197,860)   (7,508,656)   (6,529,690)   (7,234,253)

Provision for income
 taxes                       504,864     1,313,866       190,093       438,115
Equity in income of
 investments               1,061,105     3,478,716        80,021     1,338,443
                        ------------  ------------   -----------   -----------

Net income (loss)       ($11,641,619)  ($5,343,806)  ($6,639,762)  ($6,333,925)

Preferred dividend
 requirement               6,328,125     6,328,125     2,109,375     2,109,375
                        ------------  ------------   -----------   -----------

Net income (loss)
 available to common
 stockholders           ($17,969,744) ($11,671,931)  ($8,749,137)  ($8,443,300)
                        ============  ============   ===========   ===========

Net income (loss) per
 common share                 ($0.36)       ($0.32)       ($0.17)       ($0.23)
                        ============  ============   ===========   ===========


                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended             Three Months Ended
                                                                             September 30,                  September 30,
                                                                        -----------------------        -----------------------
                                                                          1995            1994           1995           1994
                                                                        --------        -------        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                  ($11,641,619)   ($5,343,806)   ($6,639,762)   ($6,333,925)
        Adjustments to reconcile net income to net cash
        provided by operating activities:
             Depreciation and amortization                              24,462,692     16,359,586      9,953,060      5,765,445
             Provision for losses on accounts receivable                 4,387,347      1,593,516      1,548,808        580,716
             Amortization of debt issuance costs                          (451,397)       324,570        139,949        104,865
             Foreign currency transaction (gain) loss                         (234)         4,875            869          4,875
             (Gain) on sale of assets                                      (72,492)    (4,499,944)       (31,825)       (21,841)
             Equity in income of investments                            (1,061,105)    (3,478,716)       (80,021)    (1,338,443)
        Change in assets and liabilities:
             (Increase) in accounts receivable                         (22,090,941)    (2,238,076)    (7,787,446)    (1,553,219)
             (Increase) decrease in other current assets                 8,224,726     (3,774,232)    (5,856,135)     1,593,103
             Increase in accounts payable and accrued liabilities       31,441,693      5,565,735     24,103,667      1,189,444
                                                                      ------------   ------------   ------------   ------------
   Net Cash Provided By (Used In) Operating Activities                  33,198,670      4,513,508     15,351,164         (8,980)
                                                                      ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                          3,840,250      3,403,924             --        108,140
   Capital expenditures, net                                          (112,561,339)   (39,544,506)   (43,749,392)   (18,549,043)
   (Increase) in other messaging networks                              (81,915,478)   (36,030,312)   (37,053,086)   (30,032,327)
   (Increase) in unconsolidated international investments               (6,685,167)   (28,840,188)    (4,065,290)   (14,166,655)
   (Increase) decrease in other assets                                  (1,909,508)     3,985,456       (217,291)     2,365,294
   Decrease in short-term investments                                   38,817,846     89,358,232     42,116,524      6,171,448
                                                                      ------------   ------------   ------------   ------------

   Net Cash (Used In) Investing Activities                            (160,413,396)    (7,667,394)   (42,968,535)   (54,103,143)
                                                                      ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                    1,657,881        713,146      1,616,593       458,791
   Principal payments on long-term debt                                 (5,759,642)      (261,568)       (72,067)      (26,011)
   Payment of dividends on preferred stock                              (6,328,125)    (6,236,250)    (2,109,375)   (2,109,375)
   Sale of stock and exercise of options                                 6,319,010     52,001,229        225,128    50,331,681
                                                                      ------------   ------------   ------------   ------------

   Net Cash Provided By (Used In) Financing Activities                  (4,110,876)    46,216,557       (339,721)   48,655,086
                                                                      ------------   ------------   ------------   ------------
   Effect of exchange rate changes on cash                                      --        114,182             --        95,046
                                                                      ------------   ------------   ------------   ------------
       Net increase (decrese) in cash and cash equivalents            (131,325,602)    43,176,853    (27,957,092)    (5,361,991)
       Cash and cash equivalents-beginning of period                   145,620,779    129,158,255     42,252,269    177,697,099
                                                                      ------------   ------------   ------------   ------------
       Cash and cash equivalents-end of period                         $14,295,177   $172,335,108    $14,295,177   $172,335,108
                                                                      ============   ============   ============   ============

                See notes to consolidated financial statements.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    ORGANIZATION

      Mobile Telecommunication Technologies Corp. ("Mtel" or the "Company") is the leading provider of nationwide messaging services in the United States. Mtel's principal subsidiary, SkyTel Corp. ("SkyTel"), operates the one-way nationwide paging system in the United States, and markets and distributes SkyTel 2-Way which is owned and operated by Mtel's wholly-owned subsidiary, Destineer Corp. ("Destineer"), and which was launched on September 19, 1995.

      SkyTel 2-Way is the first two-way nationwide wireless messaging network in the United States and enables subscribers to send and receive two-way messages through the use of a new class of small low-power, light-weight devices, as well as lap-top and palm-top computers, without the need to know the location of the sender or receiver at the time of transmission. SkyTel 2-Way utilizes a proprietary system architecture designed and developed by Mtel and offers a broad range of communications services, including acknowledgment paging, wireless two-way messaging and information services.

      Mtel is also expanding its international coverage by operating or investing in entities that provide one-way wireless messaging services in various countries outside the United States. Mtel, through its subsidiary Mtel International, Inc., operates or has investments in nationwide messaging systems in Mexico, the United Kingdom, Argentina, Brazil, Colombia, Hong Kong, Paraguay, Peru, Malaysia, Indonesia, Uruguay and certain other countries. Mtel also provides its subscribers with access to an international messaging network that utilizes Mtel's proprietary technology and interconnects the systems operated by Mtel and its joint ventures with systems in Canada, Singapore and other countries.

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

      The Company's consolidated financial statements for the three and nine month periods ended September 30, 1995 and 1994 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. The results for the period are not necessarily indicative of the results for the year ending December 31, 1995.


C.    EARNINGS (LOSS) PER SHARE

      Loss per share for the three and nine month periods ending September 30, 1995 and 1994 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of Common Stock of Mtel outstanding (the "Mtel Common Stock") during the period with no effect given to common stock equivalents arising from stock options and convertible subordinated debt because such effect would be antidilutive. The weighted average common shares outstanding in the third quarter of 1995 and the first nine months of 1995 were 50,623,748 and 49,710,560, respectively. The weighted average common shares outstanding in the third quarter of 1994 and the first nine months of 1994 were 36,614,090 and 36,122,993, respectively.


D.    FOREIGN CURRENCY

      The assets and liabilities of international subsidiaries are translated into U.S. dollars using the period-end exchange rates. Revenues and expenses are translated at the average rates during the periods presented. Translation adjustments are charged to a separate component of stockholders' investment.

E.    ACQUISITION OF MINORITY INTERESTS

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

      On September 15, 1995, Mtel acquired the 19.9% of the outstanding shares of common stock of Destineer that it did not already own in a transaction in which the minority stockholders of Destineer received approximately 4.0 million shares of Mtel Common Stock. As a result of this transaction, all of the issued and outstanding shares of Destineer common stock are owned by Mtel.

      The following summary presents the pro forma consolidated results of operations as if each of the above transactions had occurred on January 1, 1994. Amounts (unaudited) are in thousands, except per share data.



                               Nine Months Ended     Three Months Ended
                                 September 30,          September 30,
                               ------------------    ------------------

                                 1994      1995        1994      1995
                               --------  --------    --------  --------
Net income (loss) available
   to common stockholders      ($13,649) ($19,080)   ($9,102)  ($9,083)

Net income (loss) per
   common share                  ($0.31)   ($0.36)    ($0.21)   ($0.17)


F.   ACQUISITION OF USPC

     On February 17, 1995, Mtel acquired USPC in a merger in which USPC stockholders received 1.6 million shares of Mtel Common Stock having an aggregate value of approximately $30.5 million. USPC provides local and regional paging services with centralized and customized nationwide billing, computerized maintenance and service reporting and computerized automatic messaging for centralized dispatch. The merger has been accounted for as a pooling of interests and, accordingly, the financial statements of Mtel have been restated to include the results of USPC for all periods presented.

     The following summary presents separate and combined results of operations for the first nine months of 1994. Amounts (unaudited) are in thousands.

                                                             Net Income
                                                            Available to
                                         Revenue        Common Stockholders
                                         -------        -------------------
Mtel                                    $106,699                   ($11,874)
USPC                                      12,609                        202
Eliminations                              (1,166)                         -
                                        --------                   --------
Combined                                $118,142                   ($11,672)
                                        ========                   ========

G.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest paid by Mtel was $15,188,000 and $3,298,000 during the nine months ended September 30, 1995 and 1994, respectively, and was $19,000 and $131,000 during the three months ended September 30, 1995 and 1994, respectively. No federal income taxes were paid during these periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION  AND RESULTS OF OPERATIONS

      The following is a discussion of the consolidated financial condition and results of operations of Mtel for the three and nine month periods ended September 30, 1995 and 1994 and certain factors that will affect Mtel's financial condition.

      In 1994, the Company implemented a new strategic plan to accelerate subscriber growth in its core SkyTel business through price reductions, the expansion of SkyTel's marketing efforts and other operational initiatives. The initiatives implemented by SkyTel in 1994 have resulted in a 114% increase in SkyTel units in service, a 63% increase in SkyTel revenues and a 1,436% increase in SkyTel cash flows from operations in the third quarter of 1995 as compared to the third quarter of 1994. On a consolidated basis, revenues increased 62% in the third quarter of 1995 as compared to the third quarter of 1994, and Mtel recorded consolidated cash flows from operations of approximately $2.6 million in the third quarter of 1995 as compared to consolidated negative cash flow from operations of approximately $2.1 million in the third quarter of 1994.

      On September 19, 1995, the Company launched commercial service on the SkyTel 2-Way network. SkyTel 2-Way enables subscribers to send and receive two-way messages through the use of a new class of small low-power, light-weight devices, as well as lap-top and palm-top computers, without the need to know the location of the sender or receiver at the time of transmission. SkyTel 2-Way service is available in approximately 1,300 cities throughout the United States, and the Company plans to expand coverage to additional cities by the end of 1995. Prior to September 19, 1995, substantially all of the costs of developing and constructing the SkyTel 2-Way network were capitalized as pre-operating expenditures. Subsequent to September 19, the Company will expense all costs associated with the operations of the SkyTel 2-Way network and depreciation and amortization of the infrastructure, spectrum costs and other capitalized costs will commence.

     In the third quarter of 1995, Mtel announced the formation of joint development and marketing alliances with several companies, including Hewlett Packard Company, Microsoft Corporation, Prince Corp. and Sony Electronics, Inc. These alliances will expand the capabilities and potential applications of narrowband wireless communications in addition to expanding the distribution of Mtel's one-way and two-way wireless messaging products and services.


RESULTS OF OPERATIONS

     REVENUES

     Revenues on a consolidated basis increased 46% in the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, and increased 62% in the third quarter of 1995 as compared to the third quarter of 1994. The increase was primarily attributable to a 46% increase in SkyTel revenues in the first nine months of 1995 as compared to the first nine months of 1994 and a 63% increase in SkyTel revenues in the third quarter of 1995 as compared to the third quarter of 1994. During the first nine months of 1995, SkyTel recorded 295,600 net additions of paging and voice messaging units in service on the SkyTel System as compared to 94,800 net additions during the first nine months of 1994, and recorded 117,600 net unit additions in the third quarter of 1995 as compared to 45,800 net unit additions in the third quarter of 1994. The Company believes that this increase in units in service on the SkyTel System is attributable to the implementation of the new strategic plan announced in January 1994, including the increased productivity of SkyTel's expanded direct sales force and indirect distribution channels. Revenues from the subscribers on the SkyTel 2-Way system were not material in the third quarter of 1995 as commercial operation began on September 19, 1995.

     In the first quarter of 1995, MCI Telecommunications Corporation ("MCI") began to sell SkyTel one-way paging and messaging services to its business customers under its own brand name. During the third quarter of 1995, MCI sold approximately 20% of total net paging units sold during such period.

MCI also began to offer SkyTel 2-Way services to its business customers under its own brand name in October 1995.

     During the first nine months of 1995, SkyTel provided approximately 92% of Mtel's revenues and international operations provided approximately 4% of Mtel's revenues. Mtel's international revenues primarily consist of revenues recorded by the Company's wholly-owned subsidiary in Argentina that commenced commercial nationwide and international messaging operations on the 931 MHz frequency in April 1994 and by the Company's 98%-owned subsidiary in Colombia which commenced commercial nationwide and international messaging operations on the 931 MHz frequency in June 1994. Other operations provided approximately 4% of Mtel's revenues in the first nine months of 1995.


     EXPENSES

     Expenses include operating, selling, general and administrative, and depreciation and amortization. The Company began incurring operating expenses, selling expenses and depreciation and amortization expenses, as well as increased levels of general and administrative expenses related to SkyTel 2-Way upon the commencement of commercial operations on September 19, 1995.

     Operating expenses consist of salaries and telephone costs associated with domestic and international messaging operations and telephone answering service operations, transmitter site rentals and expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 38% in the first nine months of 1995 as compared to the first nine months of 1994 and increased 55% in the third quarter of 1995 as compared to the third quarter of 1994. This increase primarily reflects increased SkyTel System costs associated with SkyTel's expanding one-way paging and messaging subscriber base, the operating expenses related to the SkyTel 2-Way network and increased operating expenses from the Company's messaging operations in Argentina and Colombia attributable to increasing subscriber levels in these operations. In addition, the Company launched commercial operation of a system in Hong Kong through a 100%-owned subsidiary in the second quarter of 1995 and incurred initial operating expenses from these operations. As a percentage of revenues, operating expenses decreased to 25% in the first nine months of 1995 as compared to 27% in the first nine months of 1994 and decreased to 28% in the third quarter of 1995 as compared to 29% in the third quarter of 1994. Mtel expects to continue to incur increased operating expenses in the fourth quarter of 1995 and in future periods as a result of the continuing expansion of SkyTel's one-way messaging subscriber base, operating expenses related to SkyTel 2-Way and increased operating expenses related to the Company's messaging operations in Argentina, Colombia and Hong Kong.

     Selling, general and administrative expenses include marketing and advertising costs associated with domestic and international messaging operations, personnel costs and related expenses associated with SkyTel's direct sales and marketing staff and customer support operations, and corporate overhead costs, primarily salaries and administrative expenses. These expenses on a consolidated basis increased 43% in the first nine months of 1995 as compared to the first nine months of 1994 and increased 45% in the third quarter of 1995 as compared to the third quarter of 1994. This increase reflects additional costs associated with customer support operations, such as customer service, operator dispatch, billing and collections which are attributable to the continuing increase in the level of units on the SkyTel System. This increase also reflects selling expenses associated with SkyTel 2-Way and selling, general and administrative expenses associated with the Company's messaging operations in Argentina, Colombia and Hong Kong. As a percentage of revenues, selling, general and administrative expenses decreased to 70% in the first nine months of 1995 as compared to 71% in the first nine months of 1994 and decreased to 68% in the third quarter of 1995 as compared to 76% in the third quarter of 1994. On a consolidated basis, selling, general and administrative expenses are expected to continue to increase during the remainder of 1995 and in future periods as a result of continued SkyTel unit growth, increased selling, general and administrative expenses related to the messaging operations in Argentina, Colombia and Hong Kong and selling, general and administrative costs associated with the introduction of SkyTel 2-Way service.

     Depreciation and amortization increased 51% in the first nine months of 1995 as compared to the first nine months of 1994 and increased 75% in the third quarter of 1995 as compared to the third quarter of 1994, primarily reflecting depreciation and amortization of the Company's increased investments in property and equipment. As a percentage of revenues, depreciation and amortization expenses remained constant at 14% in the first nine months of 1995 as compared to 14% in the first nine months of 1994 and increased to 15% in the third quarter of 1995 as compared to 14% in the third quarter of 1994. Depreciation and amortization expenses will increase significantly commencing in the fourth quarter of 1995 as a result of the depreciation and amortization of the infrastructure, spectrum costs, and other capitalized costs associated with the SkyTel 2-Way network.


     OPERATING INCOME (LOSS)

     SkyTel reported operating income of approximately $4,907,000 for the third quarter of 1995 and $11,169,000 for the first nine months of 1995. SkyTel's operating income was offset by operating losses from international operations of approximately $5,744,000 and $15,390,000 for the three-month and nine-month periods ended September 30, 1995, respectively, and SkyTel 2-Way operating losses of approximately $5.5 million and $10.2 million for the three month and nine month periods ended September 30, 1995, respectively. Mtel reported a consolidated operating loss of approximately $16,579,000 for the first nine months of 1995 as compared to an operating loss of approximately $13,853,000 for the first nine months of 1994, and reported an operating loss of approximately $7,333,000 for the third quarter of 1995 as compared to an operating loss of approximately $7,794,000 for the third quarter of 1994.

     The Company expects SkyTel to report operating income during the remainder of 1995 and in future periods as a result of continued growth in units in service. However, the Company expects to report operating losses on a consolidated basis as a result of losses from messaging operations in Argentina, Colombia and Hong Kong and operating losses from the commercial operation of the SkyTel 2-Way network.


     INTEREST INCOME (EXPENSE)

     Interest expense increased 115% in the first nine months of 1995 as compared to the first nine months of 1994 and increased 140% in the third quarter of 1995 as compared to the third quarter of 1994. This increase primarily reflects interest accrued on $265 million principal amount of 13.5% Senior Notes due 2002 (the "Senior Notes") issued in December 1994. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, the Company capitalizes interest expense related to equity investments and the purchase of certain assets which constitute activities preliminary to the commencement of the investee's or purchaser's planned principal operations. The Company capitalized $19,802,000 and $1,793,000 in interest costs in the first nine months of 1995 and 1994, respectively, and capitalized $6,905,000 and $767,000 in interest costs in the third quarter of 1995 and 1994, respectively, primarily related to the construction and development of the SkyTel 2-Way network. On September 19, 1995, the SkyTel 2-Way system became operational. As a result, interest expense will increase significantly in the fourth quarter of 1995 and in future periods. In addition, in November 1995 the Company established a revolving credit facility in the principal amount of $50 million and is currently involved in discussions to establish a long-term secured revolving credit and term loan facility in the principal amount of $250 million and borrowings under these facilities will result in increased interest expense. See "Liquidity and Capital Resources." The Company will continue to capitalize interest expense related to equity investments which constitute activities preliminary to the commencement of operations in accordance with SFAS No. 34, primarily relating to certain international investments.

     Interest income totaled $10,374,000 in the first nine-months of 1995 as compared to $5,272,000 in the first nine months of 1994 and totaled $2,596,000 in the third quarter of 1995 as compared to $1,467,000 in the third quarter of 1994. This increase is primarily attributable to income generated by the investment of the net proceeds from the sale of the Senior Notes not immediately applied by the Company.


     PROVISION FOR INCOME TAXES

     Mtel recorded a provision for income taxes of $505,000 and $1,314,000 in the first nine months of 1995 and 1994, respectively, and $190,000 and $438,000 in the third quarter of 1995 and 1994, respectively, relating to state and local income taxes. The Company reported net losses for federal income tax purposes during the three and nine month periods ended September 30, 1995 and 1994 and, accordingly, no provision for federal income taxes has been made for such periods.

     PREFERRED STOCK DIVIDENDS

     The Company accrued approximately $2.1 million in each of the quarters ended September 30, 1995 and 1994 which represents dividends on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Although dividends on the Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income, such dividends are deducted from net income for the purpose of determining net income (loss) per common share.


     NET INCOME (LOSS)

     Mtel recorded a net loss of approximately $11.6 million in the nine-month period ended September 30, 1995 which, combined with the effect of the preferred stock dividends, resulted in a net loss per common share of $0.36 for such period. This compares to a net loss of approximately $5.3 million, or $0.32 per common share, in the first nine months of 1994. The Company recorded a net loss of $6.6 million, or $0.17 per common share, in the third quarter of 1995, as compared to a net loss of $6.3 million, or $0.23 per common share, in the third quarter of 1994. The weighted average common shares outstanding in the third quarter of 1995 and the first nine months of 1995 were 50,623,748 and 49,710,560, respectively. The weighted average common shares outstanding in the third quarter of 1994 and the first nine months of 1994 were 36,614,090 and 36,122,993, respectively. The net loss in the nine months ended September 30, 1994 was partially offset by a nonrecurring gain of $2.3 million recorded by the Company in connection with the sale of its digital point-to-point microwave system that operated in the Los Angeles area.

     Net losses in the first nine months of 1995 included approximately $11.0 million of losses associated with the Company's messaging operations in Argentina, Colombia and Hong Kong. The Company is continuing to pursue opportunities to provide nationwide and international messaging services outside of the United States, and decisions by the Company regarding the capital structure of its international operations could affect the Company's consolidated net income in the future.


LIQUIDITY AND CAPITAL RESOURCES

     Mtel continued to make significant capital investments in the third quarter and first nine months of 1995 in connection with the development of the SkyTel 2-Way network which commenced commercial operations on September 19, 1995. In the first nine months of 1995, the Company invested approximately $132 million in connection with the development and construction of the SkyTel 2-Way network which was funded from a portion of the net proceeds from the sale of the Senior Notes.

     The Company also invested approximately $46 million in the first nine months of 1995 to procure messaging units to support SkyTel's increasing one-way messaging subscriber base and, to a lesser extent, in connection with the development and expansion of the SkyTel System. This amount included funds used to upgrade the SkyTel System to Flex(TM) technology, which increases the speed and efficiency of the network, thereby augmenting the network's capacity to accommodate greater volumes of subscriber units. These capital expenditures were funded with cash generated from SkyTel's operations and with a portion of the net proceeds from the sale of the Preferred Stock in October 1993 and from the sale of the Senior Notes in December 1994. As a result of significant increases in net unit additions and the expansion of SkyTel's distribution channels, the Company anticipates that additional capital expenditures and related operating expenses will be necessary during the remainder of 1995 and in future periods to increase capacity on the SkyTel System. The Company also anticipates that additional capital expenditures will be incurred as a result of the expansion of the coverage area of the SkyTel 2-Way network and the procurement of personal messaging units to be used on the SkyTel 2-Way network.

     In September 1995, the Company completed the acquisition of 90% of an existing paging operation that operates on the 931 MHz frequency in Uruguay for approximately $2.9 million. The Company will consolidate the revenues and expenses associated with the Uruguay paging operations. These operations, although profitable, were not material.

     In November 1995, SkyTel entered into a six month revolving credit facility with its commercial banks in the principal amount of $50.0 million to be used for capital expenditures, working capital and other general corporate purposes. Borrowings under this revolving credit facility will mature on May 8, 1996 and bear interest at the current base rate of the lending banks plus a margin of 1.25% or, at the option of SkyTel, at the London Interbank Offered Rate plus a margin of 2.25%. Borrowings are guaranteed by the Company and secured by all of the outstanding capital stock of SkyTel. The loan agreement relating to this credit facility contains customary negative covenants and requires SkyTel to maintain certain financial ratios.

     The Company is also involved in discussions with the lending banks to establish a long-term secured revolving credit and term loan facility in the principal amount of $250.0 million. The proceeds of this long-term facility would be used to repay the outstanding balance under the revolving credit facility described above and to fund additional capital expenditures, working capital and other general corporate purposes. The Company anticipates that this new facility will be completed by the end of 1995.


RECENT DEVELOPMENTS

     On September 15, 1995, the Company completed the exchange of all the shares of common stock of Destineer owned by Destineer's minority stockholders, which include Microsoft Corporation ("Microsoft"), for an aggregate of approximately
4.0 million shares of Mtel Common Stock. In conjunction with the agreement to exchange Destineer common stock for Mtel Common Stock, the Company and Microsoft have agreed to amend the joint technology and marketing agreement entered into in March 1994 to reflect developments at Microsoft and Mtel.


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

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for a description of certain securities litigation involving the Company. These actions were consolidated in May 1994 under the caption In Re Mobile
                                                        ------------
Telecommunication Technologies Corp. Securities Litigation, Master file
----------------------------------------------------------
No. 3:94-CV-6. On November 8, 1995, the United States District Court for the Southern District of Mississippi issued a Memorandum Opinion and Order dismissing in its entirety the Consolidated Complaint alleging violations of the Federal Securities laws which was filed in May 1994 by five individuals purporting to represent a class of Mtel stockholders. Except as referenced above, there are no other material legal or regulatory proceedings involving the Company or its subsidiaries except license applications and renewals and other regulatory proceedings incident to the Company's business.


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

                                         MOBILE TELECOMMUNICATION

                                         TECHNOLOGIES CORP.


Dated:    November 14, 1995              By    /s/  John N. Palmer
                                           -----------------------

                                               John N. Palmer
                                               Chairman of the Board




Dated:    November 14, 1995              By    /s/  J. Robert Fugate
                                           -------------------------

                                               J. Robert Fugate
                                               Senior Vice President - Finance,
                                               and Chief Financial Officer