Form 10-K
period 1995-12-31
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1996-04-01
CIK 842915

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         -----------------------------
                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]
     For the fiscal year ended December 31, 1995

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
     [No Fee Required]
     For the transition period      to
     Commission File No. 0-17316

                           MOBILE TELECOMMUNICATION
                              TECHNOLOGIES CORP.
             (Exact name of Registrant as specified in its charter)
             Delaware                                    64-0518209
      (State or other jurisdiction                     (IRS Employer
    of incorporation or organization)               Identification No.)


          200 South Lamar Street
        Mtel Centre, South Building                         39201
           Jackson, Mississippi                           (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (601) 944-1300
          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
      Title of Each Class                             which registered
     --------------------                           ------------------------
             None                                             None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share,
                  together with associated rights to purchase
                 Series C Junior Participating Preferred Stock

                                 (Title Class)
                         -----------------------------
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]      No [ ]

      Aggregate market value of the voting stock held by non-affiliates of the
Registrant:

                       $747,039,846 as of March 1, 1996

      Indicate the number of shares of each of the Registrant's classes of common stock, as of the latest practicable date:
      54,137,156 shares of Common Stock, par value $.01 per share, outstanding as of March 1, 1996.
      Documents incorporated by reference in this Annual Report on Form 10-K:
      Portions of the definitive proxy statement relating to the 1996 Annual Meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                               TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
                                              PART I

ITEM  1. BUSINESS...............................................................................           1

ITEM  2. PROPERTIES.............................................................................          15

ITEM  3. LEGAL PROCEEDINGS......................................................................          16

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................          16

         EXECUTIVE OFFICERS OF THE REGISTRANT...................................................          16

                                              PART II


ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................          17

ITEM  6. SELECTED FINANCIAL DATA................................................................          18

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..          20

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................          32

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...          32


                                              PART III


   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................       32

   ITEM 11. EXECUTIVE COMPENSATION.................................................................       32

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................       32

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................       32

                                              PART IV


   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..       33

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.............................................       F-1

   PART I

   ITEM 1.   BUSINESS


   GENERAL

        Mobile Telecommunication Technologies Corp. ("Mtel" or the "Company") is a leading provider of nationwide and international one-way wireless messaging services to mobile professionals in the United States and selected international markets. Mtel, which pioneered the one-way nationwide wireless messaging business, offers a wide range of messaging services in thousands of towns and cities in the United States and in 19 foreign countries. Mtel's strategy is to maintain its leadership position by serving as a high quality, single source provider of one-way messaging services to mobile professionals and continuing to develop and provide innovative, value-added one-way and two-way messaging services. As of December 31, 1995, Mtel had approximately 1,098,500 units in service worldwide, which represents an increase of 105% over the approximately 536,600 units in service as of December 31, 1994, and includes approximately 907,200 SkyTel one-way messaging units in the United States, 15,400 SkyTel 2-Way(TM) domestic units and 175,900 international one-way messaging units.

        Mtel, through its wholly-owned subsidiary SkyTel Corp. ("SkyTel"), provides one-way messaging services in the United States by means of SkyTel's ground-based transmitter system, leased satellite facilities and proprietary messaging technology and software utilizing two dedicated channels on the 931 MHz frequency (collectively, the "931 MHz Frequencies") licensed by the Federal Communications Commission ("FCC"). As part of its strategic focus, Mtel has sought to become a single source provider to mobile professionals many of whom have needs for local and regional messaging services in addition to nationwide and international services. To facilitate this strategy, Mtel offers regional and local coverage options and, on February 17, 1995, acquired United States Paging Corporation ("USPC"), which provides local and regional paging services through contractual arrangements with substantially all of the commercial radio service providers in the United States to a customer base composed primarily of corporations requiring service in multiple locations.

        On September 19, 1995, Mtel commenced commercial operation of the first two-way wireless messaging network in the United States ("SkyTel 2-Way(TM)") that utilizes frequencies allocated by the FCC for narrowband personal communication services ("PCS"). SkyTel 2-Way(TM) service, which is currently available in approximately 1,300 cities throughout the United States, enables business travelers and consumers to send and receive two-way messages through the use of a new class of small, low-power, light-weight devices, laptop and palmtop computers and public and private e-mail systems, without the need to know the location of the sender or receiver at the time of transmission. The SkyTel 2-Way(TM) network utilizes a proprietary system architecture designed and developed by Mtel and offers various communications services, including acknowledgement messaging, wireless two-way messaging and information services.

        Mtel, through Mtel International, Inc. ("Mtel International"), operates or has investments in joint ventures that operate nationwide one-way messaging systems in Argentina, Brazil, Colombia, Ecuador, Guatemala, Hong Kong, Indonesia, Malaysia, Malta, Mexico, Paraguay, Peru, the United Kingdom and Uruguay. As of December 31, 1995, Mtel had approximately 175,900 international one-way messaging units in service, which reflects its proportionate share of units placed in service by its joint ventures as well as units in service of its consolidated operations. Mtel also provides its subscribers with access to an international network using Mtel's proprietary technology that interconnects the systems operated by the Company's international subsidiaries and joint ventures with the systems in the United States, the Bahamas, Bermuda, Canada, Norway and Singapore.

        Mtel was incorporated in Delaware on October 21, 1988. On November 18, 1988, Mtel (then a wholly-owned subsidiary of Mobile Communications Corporation of America ("MCCA")) succeeded by merger to the businesses and assets of COM/NAV Marine, Inc., also a wholly-owned subsidiary of MCCA. On April 4, 1989,

   MCCA distributed all of the then outstanding shares of Common Stock of Mtel, par value $.01 per share ("Common Stock"), to the stockholders of MCCA immediately prior to the acquisition by BellSouth Corporation of MCCA's local and regional paging operations and cellular radio telephone interests.

        Unless the context otherwise requires, references to Mtel or the Company herein include Mobile Telecommunication Technologies Corp. and its subsidiaries. Mtel's executive offices are located at 200 South Lamar Street, Mtel Centre, South Building, Jackson, Mississippi 39201 and its telephone number is (601) 944-1300.

        Set forth below is a description of the Company's businesses. The Company's businesses have been classified into four business segments:
   SkyTel one-way messaging, SkyTel 2-Way(TM), International and Other. See Note 10 of Notes to Consolidated Financial Statements for certain financial information concerning these business segments.

        Certain statements set forth in the Company's Annual Report on Form 10-k constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. When appropriate, certain factors that could cause results to differ materially from those projected in the forward looking statements are enumerated and, as a result, this Annual Report on Form 10-k, including the consolidated financial statements and the notes thereto, should be read in its entirety for a complete understanding of such factors.

   SKYTEL ONE-WAY MESSAGING

        One-Way Messaging Products and Services. SkyTel provides one-way messaging services in thousands of cities and towns in the United States by means of SkyTel's ground based transmitter system, leased satellite facilities and proprietary messaging technology and software utilizing the 931 MHz Frequencies. SkyTel provides to its subscribers numerous service benefits, including a fully redundant network that helps insure system reliability, an expanded product offering that includes both local and regional service along with its established nationwide and international service, centralized 24-hour customer service and efficient centralized in-house billing that provides tailored billing options to meet individualized customer needs.

        The Company's principal one-way messaging services in the United States are marketed under the names SkyPager(R) for numeric paging service, SkyWord(R) for alphanumeric messaging service and SkyTalk(R) for digital voice message storage and retrieval services. A subscriber for one-way messaging services may obtain tone-only, numeric or alphanumeric service on a local, regional, nationwide or international basis, with regional coverage in six regions, three of which correspond to the Eastern, Central and Western (which includes both the Mountain and Pacific) time zones and three of which provide coverage in the Southwest, Midwest and Southeast regions of the United States. SkyTel also offers several one-way messaging coverage options, including Metro local service, MetroPlus(TM), which provides one-way messaging coverage over one of twenty-one zones in the United States, and Nationwide Now, which allows a local, zonal or regional customer of one-way messaging services to obtain nationwide coverage on demand for specified periods of time. Currently, a majority of one-way subscribers receive numeric display service, although alphanumeric service constitutes a growing component of the SkyTel one-way customer base. For the year ended December 31, 1995, one-way messaging operations in the United States accounted for approximately 92% of the consolidated revenues of the Company.

        As part of its strategic focus, Mtel has sought to become a single source messaging provider to business users, many of whom have needs for one-way local and regional messaging services in addition to nationwide and international services. Mtel believes that its customers' desire for single source solutions should provide SkyTel with additional opportunities for incremental growth. To facilitate this strategy, on February 17, 1995, Mtel acquired USPC in a merger in which each share of USPC common stock was exchanged for .415 of a share of Mtel Common Stock, or an aggregate of approximately 1.6 million shares of Mtel Common Stock. USPC provides one-way local and regional messaging services through contractual arrangements with substantially all of the commercial mobile radio service providers in the United States to a customer base comprised primarily of corporations requiring service in multiple locations. USPC also provides customized, value-added services which are not generally offered by local or regional paging companies, such as single point of contact for all sales, service and support nationwide, optimum selection of radio frequency coverage to maximize service for each customer's specific area of travel and service, centralized and customized nationwide billing, computerized maintenance and service reporting and computerized automatic messaging for centralized dispatch. See
   Note 1 of Notes to Consolidated Financial Statements.

        In 1993, SkyTel completed construction of separate transmission facilities and commenced service on a second common 931 MHz frequency in almost all markets in which the SkyTel system operates. The addition of this system on the second common frequency, together with the development of high speed Flex messaging technology, has enabled SkyTel to increase the capacity of its one-way messaging system and to provide enhanced messaging and data transmission services. In the fourth quarter of 1995, the Company also began to implement a program of exchanging high speed Flex pagers for slower speed POCSAG pagers in service on the one-way messaging system to increase capacity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Use of Funds."

        SkyTel has also been an innovator in and has devoted significant efforts to developing advanced one-way wireless messaging services that integrate SkyTel's one-way communications technology with the latest advances in the computer hardware, software and information industries. In 1993, SkyTel began supporting Lotus cc: Mail and Microsoft Mail, two of the most widely used LAN-based e-mail systems in the United States. Users of these e-mail systems who subscribe for SkyTel service can be alerted of or may actually receive incoming e-mail messages through SkyTel's one-way messaging system without having to retrieve the message in the traditional wireline method. In early 1994, SkyTel and Lotus Development Corp. ("Lotus") began to market jointly a pager gateway that permits users of Lotus's communications software to receive numeric and alphanumeric messages transmitted through the SkyTel one-way messaging system. The pager gateway developed by Lotus and SkyTel allows users to filter and forward e-mail to their wireless receiver and to send message alerts or changes or additions in the Lotus Notes database.

        In 1995, SkyTel integrated its communications technology with the Internet by offering both a World Wide Web site (WWW) and Internet (SMTP) gateway. The web site (www.skytel.com) provides information on SkyTel services worldwide, permits direct interaction with SkyTel customer support and provides an Internet solution for companies and individuals to originate and send messages to any SkyTel subscriber via the web site. The Internet gateway allows an estimated 70 million e-mail users to send messages to a SkyTel subscriber. SkyTel believes that these Internet offerings provide an opportunity to SkyTel to form alliances with leading computer software and hardware vendors for further development of advanced solutions that leverage off of the potential of the Internet.

        In addition, in 1995 SkyTel announced the formation of joint development and marketing alliances with several companies that SkyTel believes will expand the capabilities and potential applications of narrowband wireless communications as well as the marketing and distribution of SkyTel's one-way messaging products and services. For example, SkyTel and Microsoft Corporation ("Microsoft") have announced joint development and marketing activities involving new mobile platforms and support for Microsoft Network
   (MSN) users to originate and send messages through both the one-way and two-way messaging networks. SkyTel and Microsoft have also announced an intention to utilize the Internet and MSN to co-market SkyTel products and services. SkyTel is continuing to pursue alliances and joint development and marketing projects with leading operating system software developers, application software developers, database and information service providers and hardware vendors in an effort to increase awareness of SkyTel's messaging capabilities, expand user applications and meet the needs of the mobile workforce.

        One-Way Messaging Operations. A person desiring to reach a one-way messaging subscriber can call a toll-free number (1-800-SKYPAGE for numeric service, 1-800-SKYGRAM for alphanumeric service or a personal 800 number) and have a message (a telephone number or text message) uplinked to a communications satellite. That signal is then simultaneously broadcast to each downlink in the system and transmitted to the subscriber on one of SkyTel's frequencies through nationwide messaging facilities owned and operated by SkyTel.

        SkyTalk(R) is marketed as an additional feature providing customers with digital voice message storage and retrieval services which permit a caller to leave a recorded message for a subscriber on the one-way messaging system by dialing a toll-free number (1-800-SKYTALK). The message is stored in a voicemail computer which is linked with SkyTel's central computer in Washington, D.C. When a message is left, the subscriber is automatically alerted through the messaging unit and thereafter can retrieve the stored message by calling the voice message computer utilizing the same toll-free number. The SkyTalk system can also be accessed from a number of countries outside the United States by dialing a toll-free telephone number.

        SkyTel's proprietary "Universal Messaging System" technology includes redundant Digital Alpha 8400 computers which have been installed and linked together with a satellite backbone and terrestrial delivery system on a nationwide basis in accordance with SkyTel's design specifications. In addition, SkyTel operates its one-way messaging network by means of complex computer software programs specially written, developed and enhanced over the years by its software engineering staff and contract consultants. A key element of SkyTel's proprietary software is the manner in which the software controls, processes and delivers messages to subscribers through an international network of nationwide messaging systems. This software also has the ability to integrate and process other types of information such as electronic mail and facsimile messages. SkyTel's software also applies customer usage information to generate customer bills, and an extensive customer database provides valuable information regarding the profiles, preferences and characteristics of SkyTel's direct customers.

        All domestic nationwide and regional messages are routed through one of SkyTel's operations centers located in Washington, D.C. and Jackson, Mississippi before being transmitted to the satellite uplink. The Washington, D.C. operations center also maintains a full backup power plant and generator, and a direct telephone communications linkup with MCI Telecommunications Corporation ("MCI"), one of the current vendors of SkyTel's 800 services. SkyTel's operations centers are also linked to the AT&T network for 800 and other services. The operations center in Jackson, Mississippi also serves as the operations center for the Company's international messaging network. Local messages are generally routed through local paging systems which have contracted with USPC.

        The Company leases satellite capacity and the uplink facilities utilized in the SkyTel one-way messaging system from SpaceCom Systems, Inc. ("SpaceCom") under an agreement which expires in March 1998, subject to renewal by mutual agreement of the parties. The downlink facilities used in connection with the SpaceCom system are owned by the Company. SkyTel also leases fully redundant satellite capacity and uplink and downlink facilities from GTE Corporation ("GTE") on a month-to-month basis, and has an option to purchase downlink facilities from GTE. The Company believes that its relationships with SpaceCom and GTE are good and that additional satellite capacity, should it be required, would be available on terms acceptable to the Company.

        Acquisition of SkyTel Minority Interest. On January 13, 1995, Mtel acquired the outstanding shares of SkyTel common stock that Mtel did not own in exchange for Mtel Common Stock (the "SkyTel Merger"). Each share of SkyTel common stock held by the SkyTel stockholders other than Mtel or its direct or indirect subsidiaries (constituting approximately 9.7% of the outstanding shares of SkyTel common stock) was converted into the right to receive approximately 3.4 million shares of Mtel Common Stock in the SkyTel Merger. As a result of this transaction, all of the issued and outstanding shares of SkyTel common stock are beneficially owned by Mtel. See
   Note 4 of Notes to Consolidated Financial Statements.


   SKYTEL 2-WAY(TM)

        Overview.   On September 19, 1995, the Company commenced commercial
   operation of the SkyTel 2-Way(TM) network. The SkyTel 2-Way(TM) network enables business travelers and consumers to send and receive two-way messages through the use of a new class of small, low power, light-weight devices, laptop and palmtop computers and public and private e-mail systems, without the need to know the location of the sender or receiver at the time of transmission. The SkyTel 2-Way(TM) network utilizes a proprietary system architecture designed and developed by Mtel incorporating low-power subscriber equipment transmission technology and offers various communications services, including acknowledgement messaging, wireless two-way messaging and information services. The Company has designed the SkyTel 2-Way(TM) network to be open to developers of software and services that address the growing wireless communications market. This architecture strategy for SkyTel 2-Way(TM) is designed to stimulate the development of products and applications to increase volume on the SkyTel 2-Way(TM) network and encourage direct sales and marketing support by such developers.

        SkyTel 2-Way(TM) Products and Services. The SkyTel 2-Way(TM) network may be accessed by dialing a toll-free number (1-800-SKYTEL2) and is currently operational in approximately 1,300 cities throughout the United States. Customers on the SkyTel 2-Way(TM) network may currently receive acknowledgement messaging, wireless two-way messaging and information services. The Company intends to continue its efforts to expand the functionality and applications of the SkyTel 2-Way(TM) network. For example, the Company expects that personal messaging units ("PMUs") will be available in 1996 that will enable customers to send and receive messages directly from a PMU. In the third quarter of 1995, Mtel also announced the formation of joint development and marketing alliances with several companies including the Hewlett Packard Company ("HP"), Microsoft, Prince Corp. and Sony Electronics, Inc. ("Sony"). The Company believes that such alliances will expand the capabilities and potential applications of the SkyTel 2-Way(TM) network as well as the marketing and distribution of two-way messaging products and services. In addition, the Company is pursuing alliances and joint development and marketing efforts with leading operating system software developers, application software developers, database and information service providers and hardware vendors in an effort to meet the two-way messaging needs of the mobile professional.

        Mtel utilizes SkyTel's established direct sales channel to market and distribute SkyTel 2-Way(TM) products and services to its customers. In addition, in support of the Company's marketing efforts, SkyTel began in late 1995 to offer a software development kit that allows software developers, corporations and partners to develop unique and differentiated applications that maximize the capabilities of SkyTel 2-Way(TM).

        The Company intends to focus its marketing efforts in 1996 on increasing the commercial acceptance of two-way messaging services available on the SkyTel 2-Way(TM) network. Mtel intends to continue to target market segments with diverse messaging requirements, such as corporate users, business travelers and users of portable and handheld personal computers. However, two-way wireless messaging services available to date have had only modest market acceptance, mostly in specialized vertical market applications. Mtel believes this is due to slower user acceptance of new technologies and services, limited applications, large subscriber devices and high costs associated with other two-way data services.

        System Description; Technology. The SkyTel 2-Way(TM) network is a location independent nationwide network. The Company believes that the network draws competitive advantages from its technology and infrastructure, its user-friendly advanced messaging platform, its network operations center and its intuitive applications. The network operations center manages network traffic flow, connectivity to information service providers and other databases, customer profiles and accounts. The SkyTel 2-Way(TM) architecture is designed to permit almost instant delivery of messages and data transmissions to any major city in the United States. Another important feature of the SkyTel 2-Way(TM) network is extended battery usage, which is achieved by the messaging protocol and characteristics of the SkyTel 2-Way(TM) proprietary system architecture.

        Over-the-air transmissions on the SkyTel 2-Way(TM) network utilize an innovative multi-carrier modulation technology. The SkyTel 2-Way(TM) network has demonstrated transmission rates in excess of 24,000 bits per second for forward network links. This compares with 2,400 bits per second typically utilized at present by many one-way messaging systems. The higher transmission speed provides increased system capacity. The SkyTel 2-Way(TM) network operates with synchronized transmitters on the same frequency within a given coverage area to optimize building penetration and reduce power requirements.

        The development of the SkyTel 2-Way(TM) network has required the application of numerous technological innovations in order to develop base transmitters, receivers and control equipment, software and subscriber equipment. The Company has worked in conjunction with Motorola, Inc. ("Motorola") to design and develop the transmitters, controllers, base receivers and PMUs for the SkyTel 2-Way(TM) network. The Company is also working with Wireless Access, Inc. ("Wireless Access") to design and develop PMUs with advanced functionality which are expected to be commercially available in 1996.

        As is the case with the development and introduction of any new technology, consumer acceptance of the technology may be slow and commercially acceptable performance levels may not be achieved on a consistent basis until a period of stabilization and optimization has been completed. The Company believes that the performance of the SkyTel 2-Way(TM) network to date has not met the Company's high standards for reliability and performance, and that system performance has affected the level of customer acceptance of SkyTel 2-Way(TM) services. The Company has placed SkyTel 2-Way(TM) units with a number of Fortune 1000 companies on a trial basis and is working with these companies to integrate SkyTel 2-Way(TM) service with their existing communications systems. Mtel is also continuing its efforts to improve the reliability and performance of the SkyTel 2-Way(TM) network and has retained Lockheed Martin, a leading communications systems analyst, to assist Mtel in the stabilization process and in making further improvements to the SkyTel 2-Way(TM) network. In addition, the Company intends in 1996 to improve the coverage of the SkyTel 2-Way(TM) network in major metropolitan areas to further enhance system performance. The Company believes that its marketing initiatives, together with improved system performance, reliability and coverage, will result in increasing levels of units in service on the SkyTel 2-Way(TM) network in the second half of 1996. See Note 1 of Notes to Consolidated Financial Statements for a discussion of certain of the risks and uncertainties regarding the SkyTel 2-Way(TM) network.

        PCS Licenses. In July 1994, the FCC awarded the Company the first narrowband PCS license for the deployment and commercialization of a two-way, nationwide wireless data network in the United States pursuant to a Pioneer's Preference. The Company also acquired two additional paired nationwide narrowband PCS licenses in an auction of licenses held by the FCC in late July 1994 for the purchase price of $127.5 million. The acquisition of this additional spectrum was undertaken in furtherance of the Company's strategy to maintain its leadership position in the messaging industry over the long term. The Company believes that the acquisition of the two paired channels enhances the efficiency of the SkyTel 2-Way(TM) network by permitting the segregation of inbound and outbound traffic, and that such additional spectrum will allow the SkyTel 2-Way(TM) network to provide a wider range of services to the public, including longer message length, bulk airtime applications and other services which may be developed in the future. The SkyTel 2-Way(TM) network currently operates on one of these paired channels.

        The issuance of the Company's initial PCS license pursuant to the Pioneer's Preference was conditioned by the FCC, among other things, upon the payment of a license fee in the amount of approximately $33.0 million. Mtel filed an appeal challenging the condition requiring payment for this license, and in March 1996 the United States Court of Appeals for the D.C. Circuit issued a decision upholding the FCC's authority under the Communications Act of 1934, as amended (the "Communications Act"), to impose such a fee. However, the Court remanded the matter to the FCC for consideration of the propriety of imposing such a fee in light of Mtel's reliance on the FCC's public pronouncements that no such fee would be imposed and the granting by the FCC of other paging licenses without the imposition of any fee. Payment for this license will not be required to be made unless and until such litigation is finally resolved adversely to Mtel. Mtel does not currently utilize the frequency covered by this license.

        Microsoft Transactions. The development and implementation of the SkyTel 2-Way(TM) network was undertaken by the Company through its Destineer Corp. ("Destineer") subsidiary. In connection with the initial capitalization of Destineer in July 1994, Mtel, Microsoft and certain other investors entered into a stockholders agreement pursuant to which they provided capital in the amount of $152.0 million to fund the development of the SkyTel 2-Way(TM) network. On September 15, 1995, Mtel completed the exchange of all the shares of common stock of Destineer beneficially owned by Microsoft and such other investors for an aggregate of approximately 4.0 million shares of Mtel Common Stock. See Note 4 of Notes to Consolidated Financial Statements. In conjunction with the agreement to exchange Destineer common stock for Mtel Common Stock, the Company and Microsoft agreed to amend a joint technology and marketing agreement entered into in 1994 to reflect developments at Microsoft and Mtel and to provide that such agreement would be applicable to and include SkyTel one-way and SkyTel 2-Way(TM) products and services. In addition, Microsoft and the Company agreed to amend the warrant agreement executed in 1994 pursuant to which Microsoft was authorized to purchase up to 6% of the outstanding shares of Destineer based upon the fulfillment of certain obligations by Microsoft to cover shares of Mtel Common Stock. The Company believes that the elimination of the interests of the minority stockholders in SkyTel and Destineer will enable Mtel to more fully leverage and integrate its resources and achieve certain operational efficiencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -Sources of Funds - PIK Preferred Stock" for information relating to an additional investment in the Company made by Microsoft and Kleiner Perkins Caufield & Byers ("KPCB") in 1996.

   INTERNATIONAL

        Mtel's international strategy has been to develop one-way messaging and related telecommunications services in foreign countries where opportunities exist for significant growth and profitability. Mtel believes that the underdeveloped telecommunications infrastructure, excellent growth potential and fragmented local competition existing in many of these countries provides a significant opportunity for the Company. The Company also believes that expansion into international markets enhances one-way messaging coverage to its customers who travel on an international basis, leverages existing proprietary systems and resources and improves economies of scale. In this context, the Company has sought to: (i) encourage the allocation of the 931 MHz frequency for nationwide and international one-way messaging services in selected foreign countries; (ii) obtain equity participation in businesses licensed to operate nationwide and local one-way messaging systems in selected countries outside the United States; and (iii) transfer its technological and marketing expertise to affiliated messaging and other businesses in selected foreign countries.

        The Company also owns and operates an international network which interconnects one-way messaging systems on the 931 MHz frequency in various countries utilizing Mtel's proprietary messaging software. The Company's international network currently interconnects the systems in the United States, Mexico, Argentina, Brazil, Canada, Colombia, Hong Kong, Indonesia Malaysia, Norway, Peru, Singapore, Bermuda, the Bahamas, Ecuador, and Guatemala. The Company expects that the systems in Costa Rica, El Salvador, the Dominican Republic, Malta, Paraguay, Philippines, Uruguay and Venezuela will be interconnected to Mtel's international one-way messaging network in 1996. Although the Company believes that it possesses the technology and management expertise to implement its international development strategy, the Company cannot predict the extent to which its international one-way messaging network will be commercially accepted.

        The following table sets forth information as of December 31, 1995 regarding the Company's international operations and investments:



MTEL SYSTEMS

                                                                                                       December 31, 1995
                                                                                                 -----------------------------
         Approximate                                                                                Actual       Proportional
          Population                                               Mtel     Commencement of        Units in         Units in
Country  (in millions)              Partner                     Ownership      Operations           Service          Service
- ------------------------------------------------------------------------------------------------------------------------------------
 U.K.           58.3       Mercury Communications Ltd.,              29.0%     November 1992        199,423          57,833
                           and Motorola Ltd.(1)
 Mexico         94.0       Radio Telefonia Movil                     49.0%     February 1992         73,653          36,090
                           Metropolitana S.A. de C.V.(2)
 Brazil         160.7      Victori Comunicacoes S.A.(3)              19.0%     July 1993             90,898          17,271
 Indonesia      203.6      PT Indokom Primanusa and                  19.0%     October 1993          32,950           6,261
                           Singapore Telecom
 Paraguay       5.4        BEPSA Communications S.R.L.               40.0%     February 1993         13,771           5,508
                           Telecom Malaysia Berhod and
 Malaysia       19.7       Sector Sdn Bhd.                           25.0%     October 1993           7,221           1,805
 Argentina      34.3       N/A                                      100.0%     April 1994            16,058          16,058
 Colombia       36.2       N/A                                       98.0%(4)  June 1994             12,058          11,817
 Peru           24.1       Tele 2000 S.A.                            45.0%     October 1994          11,148           5,017
 Ecuador        10.9       Isaias Group                              50.0%     May 1995               3,210           1,605
 Hong Kong      5.5        N/A                                      100.0%(5)  June 1995             10,502          10,502
 Malta          0.4        Telemalta Corporation                     40.0%     April 1995             1,424             570
                           Distribuidora de Repuestos
 Guatemala      11.0       Europeos, S.A.                            50.0%     October 1995           2,861           1,431
 Uruguay        3.2        Radio Aviso, S.A.                         90.0%(6)  September 1995         4,547           4,092
 Dominican      7.5        Transmissiones y                          50.0%     Planned for 1996         N/A             N/A
   Republic                Proyecciones, S.A.
 Philippines    73.3       PowerPAGE                                 40.0%     Planned for 1996         N/A             N/A
 Puerto Rico(7)  3.8        N/A                                      100.0%    Planned for 1996         N/A             N/A
 Venezuela      21.0       Movilnet                                  50.0%     Planned for 1996         N/A             N/A

 (1) In 1995, the Company determined that its interest in Mercury Paging, Ltd. ("MPL") was a non-strategic asset because the MPL system does not operate on a 931 MHz frequency and the Company, together with the other shareholders, have determined to sell MPL.
 (2) A wholly owned subsidiary of Grupo Televisa, a media and telecommunications conglomerate based in Mexico City.
 (3) Victori Comunicacoes SA is owned by Laboratorio Digital Ltda., Globo Participaces Ltda., Italcable and Telespazio.
 (4) Senior management owns the remaining interest.
 (5) Mtel acquired the 24.5% equity interest owned by Singapore Telecom International Pte. Ltd. in March 1995.
 (6) The Company's interest in a paging operation in Uruguay was acquired in September 1995.
 (7) The Company's subsidiary in Puerto Rico will serve as an exclusive reseller and system manager pursuant to an agreement with SkyTel.

   The following table sets forth information as of December 31, 1995 regarding the Company's interconnect arrangements with network operators in countries outside the United States:


MTEL INTERCONNECT AGREEMENTS
                                                                                        Commencement
                       Population                                                           of
     Country        (in millions)             Interconnect Agreement With                Agreement
                    -------------  -------------------------------------------------  ----------------
 Canada...........          28.4   Rogers Cantel Mobil, Inc.                          February 1991
 Norway...........           4.3   Tele-Mobile AS                                     February 1994
 Singapore........           2.9   Singapore Telecommunications, Ltd.                 November 1992
 Bahamas..........           0.3   Bahamas Telecommunications Corp.                   October 1993
 Bermuda..........           0.1   Telecommunications (Bermuda and West Indies) Ltd.  June 1993
 Shanghai, China         1,203.1   Shanghai Guo Mai Communications, Co., Ltd.         Planned for 1996

   The Company intends to continue to pursue the allocation of the 931 MHz frequency for local, regional, nationwide and international one-way messaging services in selected markets and to acquire equity participations or enter into licensing arrangements, as appropriate, for the purpose of constructing and operating one-way messaging systems that provide local, regional, nationwide and international messaging services. Mtel's future international development efforts, however, will be dependent upon the availability of adequate sources of capital. The Company intends to fund a substantial portion of the capital requirements relating to the continued development of its international one-way messaging operations in Latin America and Asia through the sale of equity securities of subsidiaries formed for the purpose of holding the Company's investments in operations in these geographic areas, although the Company currently has no agreements with respect to any such equity sales and there can be no assurance that any such equity sales will be completed. The international operations of the Company's subsidiaries and joint ventures have generated operating losses to date. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the Company's international operations and investments.

   Mtel's operations and investments in certain foreign countries are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation or other adverse regulatory or legislative developments, limitations on the removal of investment income, capital and other assets (including fees charged by Mtel for licensed technology) and exchange rate fluctuations. Mtel's international operations and joint ventures also experience significant competition in the countries in which they operate. Mtel cannot predict whether any of such factors will occur in the future or the extent to which such factors would have a material adverse effect on Mtel's international operations, and the existence of any such factors will be taken into account in determining whether to continue the Company's international development efforts in any country or region. Mtel's international operations and joint ventures are generally subject to regulation and require governmental authorizations in the countries in which such operations are conducted, and changes in such regulation, the enactment of legislation or the allocation of spectrum for competing services could adversely affect Mtel's international development efforts. See Notes 1 and 5 of Notes to Consolidated Financial Statements for financial information regarding the Company's international operations.


 OTHER SERVICES

   As of December 31, 1995, the Company provided telephone answering services ("TAS") to approximately 5,980 customers in eight cities. To receive TAS, the subscriber's telephone line is call forwarded to a computer or to a switchboard at one of the Company's answering service bureaus, enabling an operator to answer the subscriber's telephone. Service is available on an 8, 12 or 24 hour basis or as otherwise needed. TAS is a mature business which the Company believes has less growth potential than the Company's other businesses. Further, TAS operations are more labor intensive as compared to the Company's other businesses. As a result, the Company may determine to sell TAS operations in the future. For the year ended December 31, 1995, TAS operations accounted for approximately 2.5% of the consolidated revenues of the Company.

   The Company was one of the eight original equity participants in American Mobile Satellite Corporation ("AMSC") and was the beneficial owner of approximately 3.0% of the outstanding shares of common stock of AMSC as of December 31, 1995. AMSC provides mobile telephone, fax and data services to the land mobile, maritime, aeronautical and fixed site market through its mobile satellite system. The Company has determined that AMSC is not a strategic investment and intends to divest its remaining shares of AMSC common stock in the first half of 1996.

   The Company is the beneficial owner of convertible preferred stock which is convertible into approximately 4.5% of the common stock of Wireless Access, a company engaged in the business of developing wireless integration for mobile computing and is currently developing PMUs for SkyTel 2-Way(TM).


 MARKETING

   Customers of SkyTel's one-way and SkyTel 2-Way(TM) messaging services are generally professional and management personnel, government agencies and many of the corporations in the Fortune 1000 whose personnel travel extensively and require access to important information. SkyTel has established a direct marketing and sales capability, developed marketing arrangements with selected unaffiliated resellers, including local and regional messaging companies, and entered into joint development and marketing agreements with select companies.

   Direct Sales. Through its direct sales force, which was expanded significantly in 1994 and 1995, SkyTel focuses on serving as a single source provider of local, regional and nationwide one-way and two-way messaging services as well as one-way international messaging services to large corporate and national accounts. The Company believes that its efforts to establish a highly-professional, dedicated, advanced application oriented direct sales force differentiates SkyTel from its competitors. In addition, in 1995 Mtel completed the acquisition of USPC, a transaction that combines USPC's Fortune 1000 market presence and customer base with SkyTel's and strengthens SkyTel's ability to provide full service single vendor solutions in bundled packages to such accounts. As of December 31, 1995, SkyTel maintained direct sales offices in 24 metropolitan areas. SkyTel also maintains customer service, telemarketing and other marketing functions in its Jackson, Mississippi and Washington, D.C. offices.

   SkyTel's direct sales efforts have been successful in achieving lower customer churn rates as well as higher average revenues per one-way messaging unit in service than its reseller channel of distribution. The Company believes this is due to its highly trained direct sales force in addition to its value-added sales approach featuring bundled product packages and field based customer support resources. In addition, SkyTel's direct customized billing functions and efficient 24-hour customer service have reinforced the success of its direct sales efforts. However, the Company's overall churn rates in 1995 increased, primarily as a result of the disconnect rate of units placed in service by MCI which became a reseller of one-way messaging services and new alternate distribution channels. The Company is implementing programs designed to reduce churn rates in these distribution channels in 1996.

   SkyTel also generates direct sales through its telemarketing group located in Jackson, Mississippi, which responds to inquiries generated by its national advertising and promotional programs, focuses on outbound sales calls to smaller companies and mobile professionals and qualifies corporate account leads for referral to SkyTel's direct corporate account sales force. SkyTel also maintains an airport marketing program utilizing kiosks located inside airport terminals to provide services to frequent travelers and capture leads for follow-up by the corporate account and telemarketing sales forces. Currently, SkyTel operates from two locations in the Hartsfield Atlanta International Airport as well as locations in the Cincinnati, Salt Lake City and San Jose airports, and plans to open other locations in the future.

   Resellers. SkyTel's one-way messaging services are also marketed through approximately 120 resellers which market such services from over 800 sales locations. Resellers of SkyTel's regional and nationwide one-way messaging services include major paging companies such as MobileMedia Communications, Inc. (formerly Metromedia Paging Services, Inc. "MobileMedia"), AT&T Wireless Services, Inc. ("AT&T"), American Paging, Inc., Westlink, Inc. and GTE, each of which offers SkyTel's one-way messaging services in conjunction with paging services provided on their own paging systems. Approximately 34% of SkyTel's revenues for the year ended December 31, 1995 is attributable to one-way messaging units placed in service by resellers. SkyTel's agreements with resellers of one-way messaging services are generally for one to three year terms and are automatically renewed for additional one-year periods unless terminated by either party upon at least 90 days' written notice prior to the expiration of the then current term. Such reseller agreements also generally provide that, in the event of termination, SkyTel may, at its option, purchase the reseller's customer contracts, associated receivables and messaging equipment for a negotiated price. In the absence of SkyTel's exercise of such option, the reseller may transfer its customers to another carrier's system. SkyTel generally also has a right of first refusal in the event that, at any time during the term of the agreement, the reseller wishes to assign or sell its customer accounts to a third party. SkyTel is in the process of implementing a new reseller agreement that combines both SkyTel's traditional one-way messaging services and the SkyTel 2-Way(TM) messaging services. Resellers who elect to be bound by such terms generally will receive more favorable pricing than those resellers that choose otherwise. Wholesale rates are made available by SkyTel to its resellers.

   SkyTel entered into a reseller agreement with MCI pursuant to which MCI began in the second quarter of 1995 to sell SkyTel one-way messaging services under MCI's own branded name (Network MCI Paging) to its business customers. The reseller agreement with MCI is for a term of two years which expires on December 31, 1996, subject to automatic renewal for additional one-year periods unless either party provides notice of termination at least forty-five days prior to the expiration of the then current term. Upon termination, units placed in service by MCI may be transferred to another paging provider. For the year ended December 31, 1995, units placed in service by MCI represented approximately 22% of the net pager sales of the Company. There can be no assurance that net pager sales by MCI will achieve the same levels in 1996 or future periods. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

   Retail Channel. In the fourth quarter of 1995, the Company began distributing its one-way and two-way messaging services through a distribution agreement with Sony. Under the agreement, Sony's Consumer Products Group sales organization sells SkyTel's one-way messaging services and SkyTel 2-Way(TM) messaging services through its network of consumer electronic retailers. At December 31, 1995, the Company's messaging services were being distributed in approximately 500 consumer retail outlets nationwide. The number of consumer retail outlets distributing the Company's services is expected to increase significantly in 1996.

   Alternate Distribution Channels. SkyTel continues to use individual sales agents to sell and distribute its services throughout the United States. These sales agents are located in major metropolitan areas and primarily sell basic SkyTel one-way messaging services. The Company believes that the agent sales channel provides SkyTel the opportunity to broaden its own direct sales coverage. In 1995, SkyTel also developed a sales channel that focuses on selling to the trade association marketplace.
 As of December 31, 1995, the trade association program entered into agreements with 150 trade associations with a combined membership of approximately 1.5 million members.

   Advertising and Marketing Alliances. SkyTel supports the marketing efforts of its direct sales force and resellers with advertising and sales support in broadcast and print media, trade shows, events, direct mail and telephone marketing. In addition, SkyTel has conducted joint marketing programs with companies that provide other services to similar target audiences and has recently begun to enter into several joint development and marketing agreements with manufacturers of palmtop and handheld computers.

   Pricing.   SkyTel's one-way and two-way subscribers and resellers are billed monthly for service and for equipment rental, when applicable, in accordance with SkyTel's written service contracts. For SkyTel's one-way messaging services, the full monthly fixed service charge for nationwide numeric display service is generally $39.00, which includes equipment rental and 200 messages. Additional messages may be received at a charge of $0.25 per message. Numeric display service may also be obtained on a regional basis only for $25.00 per month. SkyWord alphanumeric service is generally offered on a nationwide basis for $69.00 per month and on a regional basis for $49.00 per month, which includes equipment rental and messages up to 2,000 characters. Additional messages may be received at a charge of $0.03 per character. In addition to basic messaging services, SkyTel offers its customers a variety of other services, including SkyTalk(R) (a voice message storage and retrieval service), SkyFax(R) (a fax store and forward service), and SkyQuote(R) (a stock market quotation service), which are available at prices generally ranging from $5.00 to $20.00 per month. In addition, SkyTel provides its local and regional customers the option to add, for an additional charge, nationwide coverage on an as needed basis. Volume discounts for large customers and discounts for customers that agree to contracts for longer terms are available.

   The full monthly fixed service charge for SkyTel 2-Way(TM) messaging services is generally $24.95, which includes 200 messages, SkyNews(R) (a daily news headline service) and multi-state coverage. Additional messages may be received at a charge of $0.50 per message, and additional coverage options may be obtained at an additional cost. SkyTel 2-Way(TM) PMUs may either be leased or purchased.

   The term of SkyTel's service contracts vary and, in certain cases, may be terminable by either party upon 30 days' notice after an initial term, although a number of large customers have service contracts for fixed terms. International coverage can be added for an additional charge.


 COMPETITION

   The SkyTel one-way messaging system operates on one of the three common carrier frequencies originally allocated by the FCC specifically for nationwide network one-way messaging services. SkyTel commenced operation in the third quarter of 1993 of separate transmission facilities on a second frequency in virtually all markets in which the SkyTel common carrier frequency is operational. A nationwide one-way messaging system on a common carrier frequency dedicated for nationwide use by the FCC is also operated by MobileMedia in most markets in which the SkyTel one-way messaging system provides service, utilizes MobileMedia's existing local and regional one-way paging network and competes directly with SkyTel. Motorola operates the third nationwide common carrier frequency, but does not offer traditional nationwide one-way messaging service on its system. Motorola offers one-way electronic mail service to portable receivers (a service which has been discontinued for new subscribers), as well as a sports score service.

   A number of other companies (including Paging Network, Inc. ("PageNet"), Airtouch, Inc., AT&T and certain Bell operating companies) are offering, or have announced plans to offer, nationwide and expanded regional services that compete, or will compete, directly with SkyTel's one-way messaging products and services. Certain of these companies have succeeded in establishing a significant market presence. In addition, several of these companies currently resell SkyTel one-way messaging services, and Mtel cannot predict the extent to which competing nationwide one-way messaging services by such resellers will affect SkyTel's subscriber base.

   The Company believes that competition for subscribers for nationwide one-way messaging services in the United States has been based primarily on the quality and breadth of service offered and the geographic area covered by the system. The Company believes that the quality of service of the SkyTel one-way messaging system compares favorably with that of its competitors and that SkyTel's geographic coverage is comparable to the coverage of most of its competitors. In late 1993, PageNet announced the availability of a competing nationwide one-way messaging service at prices significantly lower than those offered at the time by SkyTel, and the Company believes that additional competitors offering or planning to offer nationwide one-way messaging services in the United States will continue to emphasize pricing as a significant competitive factor. SkyTel began in early 1994 to implement reduced pricing for its one-way messaging services designed to accelerate growth in units in service. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Certain of SkyTel's competitors in the United States such as AT&T, Motorola and PageNet possess substantially greater financial resources than the Company and could have a substantial competitive impact on SkyTel.

   The Company acknowledges that cellular telephone service may be perceived as being competitive with SkyTel's one-way and SkyTel 2-Way(TM) services.
 However, the Company believes that for its primary target market, the mobile professional, certain inconveniences associated with cellular roaming are overcome by using nationwide messaging as a complement to cellular service. Nationwide messaging service provides instant notification and screening of calls without the need to know the party's location. The calls can then be returned via the cellular telephone at the convenience of the user, thereby minimizing expensive roamer access fees and long-distance call charges. The Company further believes that the complementary aspects of the two services are demonstrated by the fact that certain cellular providers are resellers of SkyTel's services and that a significant portion of SkyTel's customers are also cellular users.

   In July 1994, the FCC held its first spectrum auction which included ten nationwide narrowband PCS licenses. Certain companies such as AT&T and PageNet acquired multiple frequencies in such auction, as did the Company. In addition, in November 1994, the FCC completed its auction of regional narrowband PCS spectrum. Four companies acquired licenses in each of the five regions and, as a result, will be able to interconnect all five regions and provide nationwide narrowband PCS service. It is anticipated that the companies that acquired narrowband PCS spectrum may offer services similar to SkyTel 2-Way(TM), although Mtel cannot predict the extent to which these companies will compete. The FCC has also conducted auctions of broadband PCS spectrum and is currently conducting auctions of Block C broadband PCS spectrum. Mtel cannot predict the number of competitors that will emerge as a result of these auctions or the extent to which the services offered by successful participants in these auctions will compete with the services offered by SkyTel 2-Way (TM).

   The Company also expects to experience competition from companies providing wireless messaging services based on technology that is different from SkyTel 2-Way(TM) technology including: (i) the existing two-way data networks operated by Ardis and RAM; (ii) specialized mobile radio services ("SMR") such as Nextel Communications Corporation's ESMR network; (iii) cellular and paging carriers and (iv) cellular digital packet data ("CDPD"), a protocol to send data over existing analog cellular networks. SMR and existing two-way services primarily offer integrated vertical dispatch applications (used in taxi, courier and trucking services) and have indicated that they intend to offer mobile telephone, dispatch, alphanumeric type messaging and wireless data from the same device. AT&T has announced that it is developing a new messaging protocol that can be used for two-way messaging services which would compete with Motorola's Flex messaging protocols, one of which is currently utilized by the SkyTel 2-Way(TM) network.

   Continuing technological advances in the communications industry, as well as potential regulatory and legislative developments, make it impossible to predict the extent of future competition in the businesses in which Mtel operates. Such technological advances and regulatory and legislative developments may, for example, make available other alternatives to the services provided by the Company, thereby creating additional sources of competition. In addition, future entrants into the market which possess significantly greater financial resources than Mtel could have a significant, adverse competitive impact upon the Company.

   The Company's international subsidiaries and joint ventures generally experience significant competition in the international markets in which such subsidiaries and joint ventures operate. In many countries, the markets are generally characterized by fragmented, local messaging providers and competition is based primarily on price.

 REGULATION

   SkyTel's one-way and two-way messaging operations in the United States, as well as most of Mtel's other domestic businesses, are subject to regulation by the FCC under the Communications Act, and may be conducted only on frequencies assigned by the FCC for use by the Company. SkyTel's one-way messaging operations are currently conducted in the 931 MHz frequency band over one frequency licensed to SkyTel by the FCC specifically for nationwide network messaging and another frequency which SkyTel has been authorized to operate in almost all of the markets in which it operates. The SkyTel 2-Way(TM) network currently operates in the 930 MHz frquency band licensed to the Company by the FCC for nationwide narrowband PCS services. See "SkyTel 2-Way(TM)-PCS Licenses."

   The FCC has adopted rules generally revising the classification of licensees of land mobile radio services. Traditionally, the FCC has classified licensees of land mobile radio services as either common carriers or private mobile carriers. Pursuant to the FCC's rules, all land mobile radio licensees will be classified either as Commercial Mobile Radio Service licensees or Private Mobile Radio Service licensees. Those carriers, like the Company and its competitors, who make service available to the public on a for-profit basis through interconnection with the public switched telephone network are classified as Commercial Mobile Radio Service licensees. The Company believes that these rules will have the effect of removing certain regulatory advantages that private mobile carriers have enjoyed to date, although private mobile carriers will not be subject to the new Commercial Mobile Radio Service regulations until after August 10, 1996.

   The FCC recently proposed new rules regarding the licensing of non-nationwide paging frequencies. The current rules provide for the granting of non-nationwide paging frequencies on a transmitter-by-transmitter basis. Pursuant to the proposed new rules, the FCC would grant non-nationwide paging frequencies on a geographic area basis. The FCC also recently announced that it will no longer grant 929 and 931 MHz non-nationwide licenses until the FCC has issued definitive rules on such geographic licensing. In light of the proposed rules and the FCC's announcements, SkyTel is actively seeking to have its second one-way messaging frequency designated as a nationwide messaging frequency.

   In March 1994, the FCC adopted new rules pursuant to which the FCC will utilize competitive bidding to select Commercial Mobile Radio Service licensees when more than one entity has timely filed an application for the same license. These competitive bidding rules could require that FCC licensees make significant investments in order to obtain spectrum.

   The FCC has allocated spectrum in the 901-902 MHz, 930-931 MHz, and 940-941 MHz frequency bands for advanced two-way messaging, characterized by the FCC to constitute narrowband PCS. In a separate phase of that same proceeding, the FCC allocated spectrum in the 1.8-2.2 GHz band for broadband PCS, which involves primarily two-way mobile voice and data services. See "Competition."

   In July 1994, the FCC awarded the Company an unpaired narrowband PCS license pursuant to a Pioneer's Preference. However, the issuance of the Company's initial nationwide narrowband PCS license was conditioned by the FCC upon the payment of a license fee in the amount of approximately $33.0 million. The FCC also conditioned the license upon Mtel substantially using the innovative technology for which it was granted the Pioneer's Preference and upon Mtel meeting certain coverage requirements. This FCC license also restricts Mtel from transferring control of the license for a period of three years or until certain coverage requirements are met. Mtel filed an appeal challenging the condition requiring payment for this license, and in March 1996, the United States Court of Appeals for the D.C. Circuit issued a decision upholding the FCC's authority under the Communications Act to impose such a fee. However, the Court remanded the matter to the FCC for consideration of the propriety of imposing such a fee in light of Mtel's reliance on the FCC's public pronouncements that no such fee would be imposed and the granting by the FCC of other paging licenses without the imposition of any fee. Payment for this license will not be required to be made unless and until such litigation is finally resolved adversely to Mtel. Mtel does not currently utilize the frequency covered by this license.

   The Company was also the high bidder for two additional paired nationwide narrowband PCS licenses in the FCC's first auction of spectrum held in July 1994. In September 1994, the Company was awarded these two licenses. See "SkyTel 2-Way(TM)-PCS Licenses."

   The FCC licenses for SkyTel's one-way nationwide messaging operations expire in 1999, and the nationwide narrowband PCS licenses expire in 2004. The Company's other FCC licenses are subject to renewal on various dates through 2004. FCC rules provide for the continuing effectiveness of licenses when renewal applications have been filed in a timely manner as has been the case with respect to the Company. The Company believes that renewal applications generally are granted upon a showing of compliance with FCC regulations and the provision of adequate service to the public. All FCC licenses may be revoked and license renewal applications may be denied for cause.

   The Company is also subject to interconnection costs imposed by the FCC. However, the FCC has initiated an interconnection proceeding that could have the effect of eliminating such interconnection costs.

   The Communications Act prohibits an alien from serving as an officer or director of, and prohibits aliens and foreign governments or representatives thereof from owning more than a 20% equity interest in, a company such as Mtel which directly holds FCC licenses. In the event that the Company transfers all of the FCC licenses which it directly holds to one or more of its subsidiaries, the Communications Act would generally not permit aliens and foreign governments or their representatives to own more than a 25% equity interest in the Company.

   As a result of the Telecom Act of 1996, the ability of state public utility or public service commissions to regulate intrastate wireless messaging services has been significantly curtailed. As a result, states are limited in regulating entry through indirect obstacles and will be restricted in applying RF emission standards different from those adopted on a federal level.

   The United States Congress is considering the auctioning of toll-free 888 numbers which are to be implemented to relieve the shortage of available toll-free 800 numbers. A decision to sell toll-free 888 numbers may hinder the Company's ability to obtain toll-free numbers for its messaging operations at marginal cost as is currently the case.

   The Company's international subsidiaries and joint ventures generally require governmental authorizations in each country to provide nationwide and international messaging services. In addition, the Company is required in certain countries to obtain governmental approvals prior to making an investment in a subsidiary or joint venture.

   Changes in the regulation of or the enactment of legislation affecting Mtel's domestic or international operations or the allocation of spectrum for services that compete with such businesses could adversely affect Mtel's results of operations.


 SOURCES OF EQUIPMENT

   The infrastructure equipment and satellite capacity the Company uses in providing its principal communications services generally are available from multiple sources, and the Company anticipates that such equipment and satellite capacity will be readily available in the foreseeable future. High speed Flex pagers which the Company is purchasing exclusively in order to improve capacity on its one-way messaging system were available only from a single supplier in 1995, and the Company has experienced delays in shipments of Flex pagers in the same year. The Company believes that Flex pagers will be available in sufficient quantities in 1996. PMUs for use on the SkyTel 2-Way(TM) network are currently available from only one supplier, although additional suppliers are expected to begin manufacturing PMUs during 1996.

 TRADEMARKS, PATENTS AND COPYRIGHTS

   The Company holds a number of United States trademarks and service marks, including the following federally registered marks: ACX; MESSAGE CARD; MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.; MTEL; SKYGATE; SKYLOOK; SKYMAIL; SKYNEWS; SKYPAGER; SKYQUOTE; SKYSTREAM; SKYTALK; SKYTALK PLUS and SKYTEL. In addition, the Company owns common law rights in the United States to a number of other marks and holds a number of pending applications for trademarks and service marks in the United States, including: DESTINEER; NATIONWIDE NOW; SKY REPLY; SKYGRAM; SKYTEL 2-WAY; SKYTEL ACCESS; SKYTEL LOCAL; SKYTEL METRO and SKYWORD ACCESS. The Company also holds numerous registrations and pending applications for their trademarks and service marks throughout the world, including countries in which it has international operations.

   The Company holds several United States patents related to various aspects of its telecommunications businesses. For example, in 1992, the Company was issued a United States patent for the national paging control computer subscriber interface equipment that is used in connection with the SkyTel system. The Company also holds a United States patent for a mobile paging call-back system. This technology integrates portable cellular radio telephones with paging (including nationwide paging) and permits incoming paging calls to be displayed on cellular telephones. The subscriber can then complete a telephone call to the displayed number by touching only one button on the cellular telephone. The Company was recently notified that it would be granted another United States patent covering networks and services that use this integrated cellular telephone/pager technology. The Company also holds several United States patents and patent applications relating to air-to-ground and ground-to-air telephone calling systems and services.

   The Company is expanding its patent portfolio and has filed various patent applications with the United States Patent and Trademark Office, including applications relating to paging networks and services, the SkyTel 2-Way(TM) network and two-way wireless services. The Company also holds patents and patent applications to protect its technologies in several foreign countries. The Company is the copyright owner of works of authorship it has created on its behalf, including computer software, brochures, advertisements, manuals and similar materials.


 EMPLOYEES

   The Company and its subsidiaries employed a total of approximately 2,650 full and part-time personnel as of December 31, 1995, none of whom is represented by organized labor.


 ITEM 2.   PROPERTIES

   The Company currently leases a total of approximately 149,515 square feet of office space in the Mtel Centre complex in Jackson, Mississippi, which serves as the Company's principal executive offices (the "Mtel Centre Complex") pursuant to a lease entered into in August 1995. The lease for space in the Mtel Centre Complex has a monthly rental rate of $164,688 and expires on July 31, 2005. The Company also leases approximately 155,956 square feet of space in Jackson, Mississippi for customer service, information services and inventory storage pursuant to leases entered into during the period from 1991 to 1996. Such leases have an average aggregate monthly rental rate of $123,223 and begin to expire on June 30, 1997.

   SkyTel currently leases approximately 41,200 square feet of office space in downtown Washington, D.C., pursuant to a lease which commenced on July 1, 1991. The lease term is for ten years and has an average monthly rental rate of $108,140 plus SkyTel's proportionate share of operating costs and taxes. SkyTel has the option to renew the lease after June 30, 2001 for one five-year period at 95% of the then current market rate. During 1992, SkyTel also leased approximately 23,870 square feet of office space in New York City having an average aggregate monthly rental rate of approximately $67,035. The term of this lease expires on December 31, 1999. The Company also leases approximately 10,000 square feet of office space in Manchester, England which was leased in conjunction with its former paging operations in the United Kingdom. The lease term expires in July 2015 and has a monthly rental rate of approximately (Pounds)8,700. Approximately 25% of this office space is being subleased by the Company to MPL.

   The Company and its subsidiaries own or lease office space in approximately 31 cities in 15 states which is used in conjunction with its nationwide messaging and telephone answering service operations. These office leases provide for monthly rental rates ranging from $450 to $19,000. The Company also leases antenna sites which are used primarily in conjunction with its messaging operations. Antenna sites typically comprise relatively few square feet and are located in most cases on building rooftops, towers or other fixed structures. As of December 31, 1995, the Company leased approximately 1,700 antenna sites in the United States in connection with its one-way messaging operations and approximately 3,000 antenna sites for the SkyTel 2-Way(TM) network for monthly rental rates ranging from approximately $50 to $1,400, which antenna leases are for various terms.


 ITEM 3.   LEGAL PROCEEDINGS

   On January 6, 1994, three stockholders of the Company filed civil complaints in the United States District Court for the Southern District of Mississippi:
 Barbara E. Cheles v. John N. Palmer, Jai P. Bhagat, J. Robert Fugate and Mobile Telecommunication Technologies, Corp., Civil Action No. 3:94CV8WS; Wade Jackson
 v. Mobile Telecommunication Technologies Corp., John N. Palmer, J. Robert Fugate and David W. Garrison, Civil Action No. 3:94CV7BN; and Alan Levin, Trustee for Winslow's Pharmacy, Inc. Profit Sharing Plan v. Mobile Telecommunication Technologies Corp., John N. Palmer and J. Robert Fugate, Civil Action No. 3:94CV6LN. On January 10 and 13, 1994, two additional civil complaints were filed in the same court: Rochelle Agris and Richard Beladino v. John N. Palmer, Jai P. Bhagat, J. Robert Fugate and Mobile Telecommunication Technologies, Corp., Civil Action No. 3:94CV16LN, and Eugene S. Conn v. Mobile Telecommunication Technologies Corp., John N. Palmer and J. Robert Fugate, Civil Action No. 3:94CV22BRN. These complaints alleged, generally, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder and Section 20 of the Exchange Act because of certain alleged material misstatements and omissions in the Company's filings and public statements and that, as a result, the market price of the Company's common stock was maintained at an artificially high level.
 The plaintiffs also asserted claims based upon common law theories of fraud and negligent misrepresentation. After the United States District Court for the Southern District of Mississippi consolidated these actions on April 8, 1994, the plaintiffs filed a Consolidated Amended Complaint on May 11, 1994. The plaintiffs sought unspecified damages and to have the consolidated cases certified as a class action. The defendants moved to dismiss the Consolidated Amended Complaint on June 20, 1994, and the parties completed briefing that motion on September 2, 1994. On November 7, 1995, the Court granted the Defendants' Motion to Dismiss in its entirety. On February 5, 1996, the plaintiffs filed a notice of appeal but agreed to withdraw the appeal immediately thereafter without any settlement payment. On February 6, 1996, the United States District Court for the Southern District of Mississippi entered an Order of Dismissal thereby terminating all of these stockholder suits.

   Except as set forth above, there are no material legal or regulatory proceedings involving the Company except license applications and renewals and other regulatory proceedings incident to the Company's business. See "Item 1. Business--SkyTel 2-Way(TM)--PCS Licenses."


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


 EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below is information concerning the executive officers of the Company as of March 27, 1996. Mr. John N. Palmer serves as Chairman of the Board, and currently serves as acting Chief Executive Officer, of the Company for a seven-year term pursuant to an employment agreement with the Company that commenced as of April 4, 1989. The Company has entered into an employment agreement with Mr. Jai P. Bhagat which provides for Mr. Bhagat's employment as Vice Chairman of the Company for a five-year term that commenced as of April 4, 1989.

 The Company has also entered into employment agreements with Messrs. Leonard G. Kriss, John E. Welsh III and Calvin C. LaRoche that provide for their employment as officers of the Company for two-year terms that commenced as of February 1, 1993, December 13, 1992 and June 1, 1994, respectively. Each employment agreement between the Company and its officers described above provides for a one-year automatic extension of the term at the end of each year during the term unless the Company or such officer elects not to have the term so extended.

   Jai P. Bhagat, age 49, has served as Vice Chairman of the Company since May 1995 and as Executive Vice President and a Director since October 1988. Mr. Bhagat has also served as President and Chief Executive Officer of Destineer since May 1994 and as President and Chief Executive Office of SkyTel since May 1995. Mr. Bhagat is a past Chairman, and currently serves on the Boards of Directors of AMSC and the Personal Communications Industry Association, a national association representing the mobile communications industry.

   Thomas R. Ferguson, age 37, has served as Treasurer of the Company since May 1994. Mr. Ferguson, a certified public accountant, served as Director of Finance of the Company from August 1991 to May 1994. Prior to joining Mtel, he served as Controller for Gulf States Canners, Inc.

   Masood Garahi, age 36, has served as Vice President and Chief Technology Officer of the Company since May 1994. Mr. Garahi has served in various capacities with subsidiaries of the Company since June 1989.

   Leonard G. Kriss, age 46, has served as Senior Vice President, General Counsel and Secretary of the Company since February 1993, and currently serves on the Board of Directors of AMSC. Prior to joining the Company, Mr. Kriss was a practicing corporate attorney and a partner in the law firm of Jones, Day, Reavis & Pogue which serves as outside legal counsel for the Company with respect to certain matters.

   Calvin C. LaRoche, age 50, has served as President and Chief Executive Officer of Mtel International since June 1994. Prior to joining Mtel International, Mr. LaRoche was employed by International Business Machines Corporation for 24 years, most recently as Director of Strategic Development.

   Elizabeth Vickers McCullouch, age 51, has served as Vice President, Controller and Assistant Secretary of the Company since October 1988.

   Ernest A. Oswalt, age 57, has served as Vice President of the Company since October 1988.

   John N. Palmer, age 61, has served as the Chairman of the Board of Directors of the Company since October 1988, acting Chief Executive Officer of the Company since January 4, 1996 and Chief Executive Officer of the Company from October 1988 to May 1995. Mr. Palmer previously served as Chairman of the Board, President and Chief Executive Officer of MCCA from 1973 to April 1989.

   Robert T. Pike, age 49, has served as Senior Vice President of Human Resources of the Company since October 1995. Prior to joining Mtel, Mr. Pike was employed for approximately six years by MCI both as a Director and Vice President of Human Resources.

   John E. Welsh III, age 45, has served as Vice Chairman of the Company since May 1995, acting Chief Financial Officer of the Company since February
 1996, Managing Director of the Company since December 1992 and as a Director of the Company since September 1992. Mr. Welsh was a principal in Seaport Capital, Inc., a financial advisory and merchant banking firm, from January 1992 to December 31, 1994. From 1983 through December 1991,
 Mr. Welsh was a Managing Director of the investment banking group of Prudential Securities, Inc.


                                    PART II

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company is traded in the over-the-counter market and quoted on the Nasdaq National Market System under the symbol MTEL. As of March 1, 1996, the Common Stock was held by approximately 3,925 holders of record. The table below sets forth the reported high and low sales prices for the Common Stock on the Nasdaq National Market System for the years ended December 31, 1994 and 1995. This information does not include retail mark-ups, mark-downs or commissions.


                                     1994                 1995
                                   ---------           ----------
                             High     Low      High         Low
                             ----  ---------  -------     -------
 First Quarter...  $ 26 1/8  /    $  15 7/8  $23 3/8   / $18 3/4
 Second Quarter..        19  /       16 7/8   27 7/8   /  21 7/8
 Third Quarter...    23 3/4  /       17 3/8   35 5/8   /  26 3/8
 Fourth Quarter..    22 3/16 /       14 13/16 34 5/16  /  19 5/8

     The Company has never paid dividends on the Common Stock and does not intend to pay dividends on the Common Stock in the foreseeable future. The Board of Directors of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company's businesses. Certain covenants in SkyTel's bank credit facility, as amended, and the indenture relating to the 13.5% Senior Notes due 2002 prohibit the payment of cash dividends on the Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources of Funds."

 ITEM 6.   SELECTED FINANCIAL DATA

      The following table summarizes selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data and consolidated balance sheet data for each of the five years in the period ended December 31, 1995 have been derived from the Consolidated Financial Statements for those periods. The Company's Consolidated Financial Statements for each of the five years in the period ended December 31, 1995 have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect to the Consolidated Financial Statements as of December 31, 1994 and 1995 and for each of the years in the three-year period ended December 31, 1995 appears elsewhere in this Annual Report on Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      Year Ended December 31,
                                                   ---------------------------------------------------------
                                                        1991        1992         1993         1994       1995
                                                   ----------------------------------------------------------
                                                          (Dollars in thousands, except per share data)

  CONSOLIDATED STATEMENT OF OPERATIONS DATA:/1/
  Revenues:
  SkyTel One-Way.................................    $ 72,719    $ 98,816     $131,595     $150,455   $225,146
  SkyTel 2-Way(TM)...............................           -           -            -            -      1,213
  International/2/...............................      14,293      13,411           80        2,485     10,121
  Other..........................................      15,530      13,837       12,790       10,330      9,511
                                                     --------    --------     --------     --------   --------
  Total revenues.................................     102,542     126,064      144,465      163,270    245,991
                                                     --------    --------     --------     --------   --------

  Operating income (loss)........................      (7,530)      3,938       13,547      (24,579)   (58,422)
  Interest income (expense), net.................      (2,965)     (2,922)      (2,691)       1,758      1,180
  Income (loss) before income taxes and
  equity income (loss)...........................      (7,170)      2,694       14,949      (21,893)   (53,230)
  Equity in income (losses) of investments/2/....      (2,075)     (5,418)       2,705        3,849        946
                                                     --------    --------     --------     --------   --------

  Net income (loss)..............................    $ (9,912)    $(2,798)     $16,963    $(19,846)  $ (52,027)
  Preferred dividend requirement.................          --          --       (1,697)     (8,438)     (8,438)
                                                     --------    --------     --------     --------   --------
  Net income (loss) available to common
  stockholders..................................    $ (9,912)    $ (2,798)    $ 15,266    $(28,284)  $ (60,465)
                                                    ========     ========     ========    ========   =========
  Income (loss) per common share................    $  (0.31)    $  (0.08)       $0.39      $(0.77)   $  (1.19)
                                                    ========     ========     ========    ========   =========


  CONSOLIDATED BALANCE SHEET DATA:/1/
  Working capital...............................     $ (2,047)   $ 53,496   $218,410   $185,551   $ (29,446)
  Total assets..................................      132,491     194,434    406,052    715,471     851,414
  Long-term debt................................       37,857      99,902     99,398    273,629     333,259
  Total stockholders' investment................       74,226      75,677    278,717    366,077     423,540
  Total common shares outstanding...............       33,840      34,780     35,818     45,647      54,135

  ------
  (1) The 1991 through 1994 amounts have been restated to reflect the February 1995 acquisition of USPC which was accounted for as a pooling of interests.

  (2) Revenues-International for the years ended 1991 and 1992 include only the Company's United Kingdom operations. On November 6, 1992, the Company combined its messaging operations in the United Kingdom with the operations of MPL and, as a result, exchanged all of the outstanding shares of its messaging subsidiary for 29% of the outstanding shares of MPL. From the date of the transaction, the Company has reported its share of the profits and losses of MPL under the equity method of accounting. Revenues-International in 1994 and 1995 include the revenues from the Company's 100%-owned subsidiary in Argentina and its 98%-owned subsidiary in Colombia which commenced commercial operation in June 1994. Revenues-International in 1995 also include the revenues from the Company's 100%- owned subsidiary in Hong Kong which commenced commercial operation in June 1995 and its 90%-owned subsidiary in Uruguay which was acquired in September 1995.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the consolidated financial condition and results of operations of Mtel for the three years ended December 31, 1995 and certain factors that will affect Mtel's financial condition. Mtel's principal operations include one-way messaging services in the United States, two-way messaging services on the SkyTel 2-Way(TM) network and international one-way messaging operations. See Note 1 of Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties involving the Company's ability to generate future positive operating cash flows and operating income, the March 1996 amendment of the bank credit facility and the impact of certain events and transactions required by such amendment on the availability of the capital resources needed by the Company to complete its business plans.

    In January 1994, the Company implemented a strategy intended to accelerate subscriber growth in the one-way messaging business through price reductions, the expansion of marketing efforts and other operational initiatives. These initiatives have resulted in a 103% and 57% increase in one-way messaging units in service and a 50% and 14% increase in revenues from one-way messaging operations in 1995 and 1994, respectively. Although the near-term effect of the strategic plan was to reduce cash flows from one-way operations in 1994 due to the reduction of average revenues per unit and the increase in selling, general and administrative expenses, cash flows from one-way operations increased 282% in 1995. In addition, cash flows from one-way messaging operations as a percentage of revenues increased to 21.9% in 1995 from 8.6% in 1994, and 28.7% in the fourth quarter of 1995 as compared to 2.4% in the fourth quarter of 1994.

    On September 19, 1995, the Company launched commercial service on the SkyTel 2-Way(TM) network. Prior to September 19, 1995, substantially all of the costs of developing and constructing the SkyTel 2-Way(TM) network were capitalized in accordance with generally accepted accounting principles. Subsequent to September 19, 1995, the Company has expensed all costs associated with the operation of the SkyTel 2-Way(TM) network, has begun to depreciate and amortize the infrastructure, spectrum costs and other capitalized costs and has discontinued the capitalization of interest cost associated with borrowings used to fund the construction and development of the SkyTel 2-Way(TM) network. The Company expects to incur net losses on a consolidated basis in 1996 and 1997, primarily as a result of start-up losses from and depreciation and amortization related to SkyTel 2-Way(TM) operations. See "Results of Operations - Expenses - Selling, General and Administrative Expenses."

    Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and are subject to the safe harbor created by such section. When appropriate, certain factors that could cause results to differ materially from those projected in the forward looking statements are enumerated. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

  RESULTS OF OPERATIONS

  REVENUES

    Revenues on a consolidated basis increased 51% in 1995 as compared to 1994 and 13% in 1994 as compared to 1993, with revenues from one-way messaging operations increasing 50% in 1995 as compared to 1994 and 14% in 1994 as compared to 1993. These increases in revenues were attributable to increases in the number of one-way paging and voice messaging units in service which increased 103% in 1995 as compared to 1994 and 57% in 1994 as compared to 1993. The Company believes that these increases in one-way units in service and revenues resulted from the implementation of the strategic plan in January 1994 as well as the increased productivity of SkyTel's expanded direct sales force and alternate distribution channels. In addition, MCI began to resell SkyTel's one-way messaging services in the first quarter of 1995 to its business customers under its own brand name and accounted for approximately 22% of total net one-way paging units sold during 1995. Revenues from subscribers on the SkyTel 2-Way(TM) network, which commenced operation on September 19, 1995 were not material in 1995.

    Average revenue per one-way messaging unit declined from $30.38 in 1994 to $27.92 in 1995 as a result of product mix, which included a greater percentage of local and regional services, and discounts granted to major corporate accounts and resellers, including MCI. The Company expects to experience further declines in average revenues per one-way messaging unit in 1996 and future periods as a result of an increasing percentage of local and regional services and increasing sales by resellers.

    As a part of the strategic plan announced in 1994, SkyTel began to offer a bundled package of nationwide and local messaging services to Fortune 1000 companies in order to further penetrate the national accounts market and to respond to customer requests for single source solutions to their messaging needs. In order to facilitate this strategy, on February 17, 1995, the Company acquired USPC in a merger in which each share of USPC common stock was exchanged for .415 of a share of Mtel Common Stock, or an aggregate of approximately 1.6 million shares of Mtel Common Stock having a value of approximately $30.5 million. USPC provides local and regional messaging services through contractual arrangements with substantially all of the commercial mobile radio service providers in the United States to a customer base comprised primarily of corporations requiring service from multiple providers in multiple locations. USPC provides customized, value-added services such as a single point of contact for all sales, service and support nationwide, optimum selection of radio frequency coverage to maximize service for each customer's specific area of travel and service, centralized and customized nationwide billing, computerized maintenance and service reporting and computerized automatic messaging for centralized dispatch. The acquisition of USPC has been accounted for as a pooling of interests and, accordingly, the financial statements of Mtel have been restated to include the results of USPC for all periods presented.

    Mtel's consolidated revenues in 1995 and 1994 included international revenues recorded by the Company's wholly-owned subsidiary in Argentina and 98%-owned subsidiary in Colombia that commenced commercial nationwide and international one-way messaging operations on the 931 MHz frequency in April 1994 and June 1994, respectively. In addition, consolidated revenues in 1995 included revenues recorded by the Company's wholly-owned subsidiary in Hong Kong which commenced commercial operation in June 1995 and by the Company's 90%-owned subsidiary in Uruguay which was acquired in September 1995. Consolidated revenues from these operations in 1995 were $8.6 million as compared to $1.4 million in 1994.

    In 1995 and 1994, revenues from one-way messaging operations in the United States provided approximately 92% of Mtel's consolidated revenues as compared to 91% in 1993, and revenues from international messaging operations provided approximately 4% of Mtel's consolidated revenues in 1995 as compared to 2% in 1994. Other Mtel operations provided approximately 4% of the Company's consolidated revenues in 1995 as compared to 6% in 1994 and 9% of revenues in 1993.


  EXPENSES

    Expenses include operating expenses, selling, general and administrative expenses and depreciation and amortization.

    Operating Expenses.   Operating expenses primarily consisted of salaries,
  telephone costs and transmitter and receiver site rentals associated with the Company's one-way and two-way messaging operations in the United States and international messaging operations, as well as expenses associated with the maintenance of the Company's operating equipment and facilities. Operating expenses on a consolidated basis increased 59% in 1995 as compared to 1994 and 34% in 1994 as compared to 1993. These increases primarily reflect increased telephone and system costs associated with the increasing one-way messaging subscriber base and the inclusion of operating expenses from the Company's international messaging operations in Argentina and Colombia for a full year. In addition, the increase in consolidated operating expenses in 1995 reflected approximately $5.5 million of operating expenses attributable to the SkyTel 2-Way(TM) network as well as operating expenses related to the international operations in Hong Kong. As a percentage of revenues, operating expenses on a consolidated basis increased to 28% in 1995 as compared to 27% in 1994 and 23% in 1993.

    Operating expenses related to the one-way messaging system increased 46% in 1995 as compared to 1994 and 37% in 1994 as compared to 1993, and as a percentage of revenues was 24% in 1995 as compared to 25% in 1994 and 21% in 1993. Operating expenses of the Company's international subsidiaries increased 192% in 1995 as compared to 1994, but decreased as a percentage of revenues to 50% in 1995 as compared to 70% in 1994.

    Operating expenses during 1996 and future periods will significantly increase because of the inclusion of operating expenses related to the SkyTel 2-Way(TM) network for a full year which, because of system design and functionality, have significantly higher fixed operating expenses than the Company's one-way messaging operations. In addition, the Company expects to incur increased operating expenses during 1996 and future periods as a result of the continuing expansion of the one-way messaging subscriber base and the addition of transmission facilities in the second half of 1996 in certain major metropolitan areas in the United States to supplement the capacity of the one-way messaging network in the United States.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing and advertising costs related to domestic and international messaging operations, personnel costs associated with SkyTel's direct sales and marketing staff and customer support operations and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses increased 43% in 1995 as compared to 1994 and 51% in 1994 as compared to 1993. The increase in 1995 primarily reflects additional costs associated with customer support operations, such as customer service, operator dispatch billing and collections which resulted from the continuing increase in units in service on the SkyTel one-way messaging system in the United States and the one-way resale efforts of MCI, and selling expenses incurred in the fourth quarter of 1995 relating to the SkyTel 2-Way(TM) network. These increases also reflect costs associated with the expansion of SkyTel's direct sales force during 1994 and 1995 as part of the implementation of the strategic plan announced in January 1994 and the inclusion of selling, general and administrative expenses relating to the Company's messaging operations in Argentina, Colombia and Hong Kong. As a percentage of revenues, selling, general and administrative expenses on a consolidated basis was 71% in 1995 as compared to 75% in 1994 and 56% in 1993.

    Selling, general and administrative expenses related to one-way messaging operations increased 21% in 1995 as compared to 1994 and 45.1% in 1994 as compared to 1993. International selling, general and administrative expenses increased 113% in 1995 as compared to 1994.

    The Company expects selling, general and administrative expenses related to its one-way messaging business to increase in 1996 as a result of the continuing increase in one-way messaging units in service. In addition, selling, general and administrative expenses on a consolidated basis will increase significantly in 1996 and future periods as a result of the inclusion of such expenses related to the SkyTel 2-Way(TM) network and the Company's international operations in Hong Kong and Uruguay for a full year.

    In 1995, the Company also incurred one-time costs in the amount of approximately $18.3 million that consisted primarily of promotional and marketing costs related to the launch of the SkyTel 2-Way(TM) network. Such costs were incurred in addition to the advertising and marketing costs associated with on-going sales and marketing activities and will not recur.

    Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 90% in 1995 as compared to 1994 and 26% in 1994 as compared to 1993. The increase in 1995 is attributable, in large part, to depreciation of one-way messaging units and depreciation and amortization of the network infrastructure, spectrum costs and other capitalized costs related to the SkyTel 2-Way(TM) network subsequent to commercial launch on September 19, 1995. Depreciation and amortization expenses in 1995 also reflect the consolidation of messaging operations in Argentina and Colombia for a full year and the consolidation of operations in Hong Kong in the second half of 1995. The increase in 1994 primarily reflects the depreciation of property and equipment associated with a second 931 MHz frequency for one-way messaging operations in the United States. These expenses will continue to increase in 1996 and future periods as a result of the inclusion of depreciation and amortization of network infrastructure, spectrum costs and other capitalized costs related to the SkyTel 2-Way(TM) network for a full year and the construction of additional transmission facilities on a third frequency in certain major metropolitan areas to supplement the Company's one-way messaging capacity which is scheduled to commence in the second half of 1996. As a percentage of revenues, depreciation and amortization expenses on a consolidated basis increased to 17% in 1995 as compared to 14% in 1994 and 12% in 1993.


  OPERATING INCOME (LOSS)

    The Company reported a consolidated operating loss of $58.4 million in 1995 as compared to an operating loss of $24.6 million in 1994 and operating income of $13.5 million in 1993. One-way messaging operations recorded operating income of $21.2 million in 1995 as compared to an operating loss of $4.6 million in 1994 and operating income of $21.8 million in 1993. SkyTel 2-Way(TM) operations recorded an operating loss of $54.3 million in 1995, and international operations recorded an operating loss of $21.4 million in 1995 and $10.8 million in 1994. The 1995 consolidated operating loss also reflects one-time costs of $18.3 million, consisting primarily of promotional and marketing expenses incurred in connection with the commercial launch of the SkyTel 2-Way(TM) network. The Company expects to report operating losses on a consolidated basis in 1996 and 1997 as a result of the inclusion of operating losses related to the SkyTel 2-Way(TM) operations and to the international messaging operations in Hong Kong and Uruguay for a full year. However, the Company expects SkyTel's one-way messaging business to continue to report operating income in 1996 and future periods as a result of continued growth in units in service.


  INTEREST EXPENSE AND INTEREST INCOME

    Interest expense increased 171% in 1995 as compared to 1994 and decreased 24% in 1994 as compared to 1993. Interest expense in 1995 primarily reflects interest accrued on $265 million principal amount of 13.5% Senior Notes due 2002 (the "Senior Notes") issued in December 1994, the proceeds of which (after funding an escrow account in the amount of $93.6 million to provide for the payment of interest on the Senior Notes for the first three years) were used primarily to fund equipment purchases and development and construction costs related to the SkyTel 2-Way(TM) network. A significant portion of interest costs related to the SkyTel 2-Way(TM) network incurred prior to September 19, 1995 was capitalized by the Company. Interest expense in 1994 and 1993 primarily reflects interest accrued on the 6.75% Convertible Subordinated Debentures issued by the Company in May 1992 (the "Debentures"), substantially all of which were converted into shares of common stock of the Company in December 1994. Although total interest costs in 1994 and 1993 remained relatively constant, the decrease in interest expense in 1994 primarily reflects the capitalization of that portion of interest attributable to the PCS licenses acquired and the development of the SkyTel 2-Way(TM) network. See Note 2 of Notes to Consolidated Financial Statements.

    In December 1995, the Company established a $250 million secured revolving credit facility with a syndicate of banks. At December 31, 1995, the Company had borrowings of $65.5 million outstanding under this credit facility. Interest expense in 1996 will increase as the result of additional borrowings under the revolving credit facility. See "Liquidity and Capital Resources - Sources of Funds" for a discussion of certain covenant violations and amendments to the bank loan agreement.

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, the Company capitalizes interest expense related to equity investments and the purchase of certain assets which constitute activities preliminary to the commencement of the investee's or purchaser's planned principal operations. The Company capitalized $25.9 million, $2.9 million and $1.7 million in interest costs in 1995, 1994 and 1993, respectively. In 1995, capitalized interest of $22.9 million related to costs associated with the SkyTel 2-Way(TM) network.

    Interest expense in 1995, 1994 and 1993 was offset by interest income of $12.9 million, $6.1 million and $3.0 million, respectively. Interest income in 1995 represented income generated by the investment of the net proceeds from the sale of the Senior Notes not immediately applied by the Company, including the amount held in escrow for the payment of interest on the Senior Notes. In 1994, interest income was primarily attributable to income generated by the investment of the net proceeds from the sale of the Preferred Stock completed in October 1993. See "Liquidity and Capital Resources - Sources of Funds."


  PROVISION FOR INCOME TAXES

    Mtel reported net losses during each of the years ended December 31, 1995 and 1994 and, accordingly, no provision for federal income taxes has been made for such periods. Although the Company reported net income for the year ended December 31, 1993, the Company made no provision for federal income taxes because of accumulated net operating loss carryforwards from prior years. The Company's provision for income taxes reflects state and local income taxes.


  PREFERRED STOCK DIVIDENDS

    The Company accrued an aggregate of approximately $8.4 million in each of 1995 and 1994 and $1.7 million in 1993 representing dividends on its Preferred Stock issued in October 1993. Although dividends on the Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income, the amount of such dividends is deducted from net income for the purpose of determining net income (loss) per common share.


  EQUITY INCOME FROM INVESTMENTS

    The Company generally records its share of operating results of international joint ventures in which it holds an ownership interest of 20% to 50% using the equity method of accounting. The Company recorded equity income attributable to such international joint ventures of $1.2 million in 1995, $3.8 million in 1994 and $2.7 million in 1993. Equity income attributable to the Company's 49% equity interest in Comunicaciones Mtel, S.A. de C.V. ("CMtel") which operates in Mexico was $1.1 million, $1.6 million and $1.2 million for the years ended December 31, 1995, 1994 and 1993, respectively, and equity income attributable to the Company's 29% equity interest in MPL which operates in the United Kingdom was $2.6 million, $2.7 million and $1.7 million, respectively, for such periods. This equity income was offset by start-up equity losses from the Company's other international operations. The Company generally accounts for its investments in international joint ventures in which it holds less than a 20% equity interest using the cost method of accounting. See "Liquidity and Capital Resources - Sources of Funds - Asset Dispositions."


  NET INCOME (LOSS)

    The Company reported net losses of $52.0 million in 1995 as compared to net losses of $19.8 million in 1994 and net income of $17.0 million in 1993, which, when combined with the effect of the dividends paid on the Preferred Stock, resulted in a net loss per common share of $1.19 in 1995 as compared to net loss per common share of $0.77 in 1994 and net income per common share of $0.39 in 1993. Net losses in 1995 were offset by a gain of $2.5 million related to the sale of a portion of the Company's investment in AMSC. Net losses in 1994 included a non-recurring charge of $3.1 million related to the conversion offer for the Company's Debentures which was completed in December 1994 and were offset by a non-recurring gain of $4.7 million from the sale of the Company's digital microwave system that operated in the Los Angeles area and two specialized mobile radio service operations. Net income in 1993 included a non-recurring gain of $4.0 million from the sale of the Company's equity interest in a joint venture in Thailand which did not operate on the 931 MHz frequency and was not deemed to be a strategic investment. Revenues from the assets and operations sold in 1993, 1994 and 1995 were not material. See "Liquidity and Capital Resources."

    The Company expects to incur net losses in 1996 and 1997 as a result of continuing start-up losses from its SkyTel 2-Way(TM) and international operations.


  CURRENCY EXCHANGE RATES

    As the Company increases its level of international investment and the number of countries outside the United States in which it operates, the Company's exposure to adverse trends in exchange rates relative to local currencies increases. Management periodically reviews its exchange rate risks and takes certain actions to reduce such risks. The Company has not previously used derivative financial instruments to hedge its foreign currency exchange rate risks due, in part, to the lack of availability of appropriate hedging instruments in most of the countries in which Mtel has investments.


  LIQUIDITY AND CAPITAL RESOURCES

  USES OF FUNDS

    One-Way Messaging. Mtel has required significant capital during the three-year period ended December 31, 1995 to fund the development and expansion of the SkyTel one-way messaging system in the United States. The Company expended $90.1 million, $35.5 million and $35.4 million in 1995, 1994 and 1993, respectively, for these purposes. Approximately $59.2 million and $16.3 million of these capital expenditures in 1995 and 1994, respectively, related to the procurement of messaging units to support SkyTel's increasing one-way subscriber base. Pager procurement in 1995 also included an inventory of one-way units to support the resale efforts of MCI and additional high speed Flex pagers which were exchanged for slower-speed POCSAG units then in service on the one-way messaging system to alleviate capacity constraints. The Flex/POCSAG exchange program, coupled with slower than expected returns of discontinued one-way pagers initially placed in service by MCI, has resulted in a larger than expected pager inventory at December 31, 1995. The Company intends to redeploy this inventory through sales to the Company's international subsidiaries or joint ventures, or through sales to wholesale distributors of pagers and through USPC. In 1993, the Company incurred capital expenditures of $15.2 million in connection with the construction of facilities to utilize a second 931 MHz frequency which significantly increased SkyTel's one-way system capacity in the United States.

    As of December 31, 1995, the Company had no formal commitments for capital expenditures related to the SkyTel one-way messaging system, but management anticipates that capital expenditures in 1996 will be approximately $101.0 million. A significant portion of these capital expenditures will be used for the procurement of one-way messaging units, including the continuation of the Flex/POCSAG pager exchange program through the first half of 1996 to achieve further improvement in the capacity of its one-way messaging system. In addition, in the second half of 1996, the Company intends to construct additional transmission facilities on a third frequency in certain major metropolitan areas to supplement its one-way messaging capacity and estimates that the cost associated with such construction will be approximately $15.0 million.

    SkyTel 2-Way(TM). In September 1995, the Company commenced commercial operation of its SkyTel 2-Way(TM) network. The Company incurred capital expenditures for equipment, development and construction costs related to the SkyTel 2-Way(TM) network of $162.3 million, $49.3 million and $13.0 million in the years ended December 31, 1995, 1994 and 1993, respectively. Development costs in 1995 included approximately $7.3 million incurred subsequent to commercial launch to optimize and improve the performance and reliability of the SkyTel 2-Way(TM) network. The Company also expended $14.7 million in 1995 to purchase two-way personal messaging units ("PMUs"). In addition to the equipment, development and construction costs described above, the Company incurred costs of $127.5 million for the purchase of additional nationwide narrowband PCS spectrum for its SkyTel 2-Way(TM) network in an FCC auction held in July 1994.

    In 1996, the Company intends to improve and expand the coverage of the SkyTel 2-Way(TM) network in certain major metropolitan areas and to continue its efforts to optimize and improve the performance and reliability of the SkyTel 2-Way(TM) network. The Company anticipates that capital expenditures for these purposes in 1996 will total approximately $43.0 million. In addition, the Company expects to incur capital expenditures of approximately $14.0 million for the procurement of PMUs in 1996. The Company has entered into a supply and development agreement with Wireless Access pursuant to which Wireless Access is designing and manufacturing PMUs for the SkyTel 2-Way(TM) network. The Company's total commitment under this agreement with Wireless Access is $18.0 million, with approximately 50% of this amount expected to be payable in the first half of 1996 and the remainder contingent upon future product development by Wireless Access. The Company expects that SkyTel 2-Way(TM) operations will generate operating losses through 1997. See "Business
  - SkyTel 2-Way(TM)."

    The Company's initial nationwide narrowband PCS license was granted by the FCC pursuant to a Pioneer's Preference and such grant was conditioned by the FCC upon the payment by Mtel of a license fee in the amount of approximately $33.0 million. Mtel filed an appeal challenging the condition requiring payment for this license, and in March 1996 the United States Court of Appeals for the D.C. Circuit issued a decision upholding the FCC's authority under the Communications Act to impose such a fee. However, the Court remanded the matter to the FCC for consideration of the propriety of requiring the payment of such a fee in light of Mtel's reliance on the FCC's public pronouncements that no such fee would be imposed and the granting by the FCC of other paging licenses without the imposition of any fee. Payment for this license will not be required to be made unless and until such litigation is definitively resolved adversely to Mtel. The SkyTel 2-Way network does not currently operate on the frequency covered by this license.

      International. The Company required approximately $23.2 million and $14.1 million in 1995 and 1994, respectively, to fund the capital expenditures and initial working capital requirements of its operations in Argentina, Colombia, Hong Kong and Uruguay where the licenses are held by 100%, 98%, 100% and 90% owned subsidiaries of the Company, respectively. The Company also provided capital of approximately $5.6 million and $6.2 million in 1995 and 1994, respectively, to fund its proportionate share of capital required by the international joint ventures in which it holds a 50% or less equity interest. This capital was used to fund capital expenditures and initial working capital requirements of joint ventures in Brazil, Indonesia, Malaysia, Mexico, Peru and certain other countries.

      In 1996, the Company anticipates that it will require approximately $24.4 million to fund the capital expenditures and working capital requirements of its international subsidiaries and capital contributions to its international joint ventures. However, capital requirements related to its international operations may vary and will depend upon (i) general trends in the one-way messaging industry in each particular country; (ii) exchange rates of each such country's currency; and (iii) the success achieved by each of the Company's international subsidiaries and joint ventures. In addition, the Company cannot predict with certainty the timing or amount of any additional investment that may be required in connection with further international development efforts since this will be dependent upon the timing of foreign government regulatory decisions, the capital structure of any new international operations or investments and related funding obligations, and the rate of further development of international messaging operations.

      Earnings Before Fixed Charges and Preferred Cash Dividends. Mtel's fixed charges and preferred cash dividends exceeded its earnings before fixed charges and preferred cash dividends by approximately $87.6 million and $33.2 million for the years ended December 31, 1995 and 1994, respectively. The Company's earnings exceeded fixed charges and preferred cash dividends by approximately $11.6 million for the year ended December 31, 1993. It is expected that Mtel's fixed charges and preferred cash dividends will continue to exceed its earnings before fixed charges and preferred cash dividends at least through the end of 1996.


  SOURCES OF FUNDS

      The Company has funded a substantial portion of its capital requirements during the three years ended December 31, 1995 with the net proceeds from the sale of the Senior Notes and the Preferred Stock, borrowings under SkyTel's bank credit facilities, net cash provided by operations and, to a lesser extent, the proceeds from the sale of non-strategic assets. For the years ended December 31, 1995, 1994, and 1993, respectively, the Company had net cash flows from operations of $10.6 million, $2.2 million and $30.7 million. While revenues continued to increase during each of the years ended December 31, 1995, 1994 and 1993, price reductions for one-way messaging services, increased selling, general and administrative expenses associated with one-way messaging services and start-up losses associated with the SkyTel 2-Way(TM) network and international operations in Argentina, Colombia, Hong Kong and Uruguay reduced operating cash flows in 1995 and 1994.

      The Company intends to fund its capital requirements in 1996 and 1997 from borrowings under SkyTel's bank credit facility entered into in December 1995, as amended on March 29, 1996, the proceeds from the sale of the Company's PIK Preferred Stock (as defined below), net cash provided by operations and the proceeds from the sale of non-strategic assets. In addition, the Company intends to fund a substantial portion of its international capital requirements in Latin America and Asia through the sale of equity securities in subsidiaries formed for the purpose of holding the Company's investments in operations in these geographic areas, although the Company currently has no agreements with respect to any such equity sales and there can be no assurance that any such equity sales will be completed. The amendments to the SkyTel bank loan agreement, executed in March 1996, requires the Company to complete the sale of equity securities in each of these subsidiaries by prescribed dates.

      Borrowings under SkyTel's bank credit facility may be limited by certain covenants contained in the indenture relating to the Senior Notes, which limit the total indebtedness that may be incurred by the Company based primarily on the number of one-way and two-way messaging units placed in service since September 30, 1994. The Company believes that it may be required to solicit the consent of the holders of the Senior
  Notes to amend these covenants in 1996 in order to increase the total indebtedness authorized under the indenture. If such consents are not obtained or are delayed, the Company's ability to borrow under SkyTel's bank credit facility could be limited. Any amendment to the indenture relating to the Senior Notes will require the consent of the lending banks.


      As a result of higher than projected capital expenditures in the fourth quarter of 1995, primarily related to the purchase of pagers to support one-way sales, the purchase of Flex pagers to alleviate capacity constraints on the one-way network and higher than expected development costs associated with the SkyTel 2-Way (TM) network, SkyTel incurred higher than expected borrowings under its bank credit facility. The capital expenditures and resulting borrowings caused SkyTel to be in violation of a capital expenditure covenant in its bank loan agreement as of December 31, 1995 and a leverage maintenance covenant during the first quarter of 1996, and resulted in a temporary suspension of the Company's borrowing availability under the bank credit facility. On March 29, 1996, the lending banks waived these covenant violations and agreed to certain amendments to the bank loan agreement to provide additional operational flexibility under the bank credit facility.

      Set forth below is a description of the major sources of capital available to the Company for the three years ended December 31, 1995, as well as sources of capital currently available to the Company. The following summary does not purport to be complete and is qualified in its entirety by reference to the various agreements and documents referenced below, each of which (with the exception of agreements relating to the PIK Preferred Stock) has been filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.

      Bank Credit Facility. In December 1995, SkyTel established a $250 million secured revolving credit facility with a syndicate of financial institutions led by Chemical Bank, as administrative agent, Credit Lyonnais New York Branch as documentation agent and J.P. Morgan Securities Inc. as co-syndication agent. As part of the bank credit facility, SkyTel is also provided with access to letters of credit from Credit Lyonnais New York Branch in an amount up to $20 million. Borrowings under the credit facility may be used for capital expenditures, working capital and other general corporate purposes. The bank loan agreement was amended in March 1996 as described below.

      SkyTel may incur borrowings under the credit facility until its maturity date on December 31, 2001 although total borrowings may also be limited by certain covenants contained in the indenture relating to the Senior Notes. The $250 million commitment available to SkyTel for borrowings under the facility reduces quarterly commencing on March 31, 1999. The quarterly reductions in the commitment are $22,500,000 for each quarter in 1999, $27,500,000 for each quarter in 2000 and $12,500,000 for each quarter in 2001. If on the date of any such reduction in the commitment, outstanding borrowings exceed the commitment amount (as so reduced), SkyTel is obligated to repay the amount of such excess. The credit facility also provides that the commitment will be reduced by 75% of excess cash flow and 50% of the amount of net proceeds from the issuance of equity by SkyTel, the Company and certain of their subsidiaries (subject to certain exclusions for specified amounts of net proceeds from the sale of equity securities of specified subsidiaries and up to $60 million of the Company's PIK Preferred Stock), 100% of the amount of net proceeds from the issuance by Mtel of any subordinated debt and the amount of any net proceeds from the sale of MPL that are not otherwise applied to capital expenditures, working capital and other corporate purposes of Mtel in the United States within 265 days of the receipt of such proceeds.

      As of December 31, 1995, SkyTel had $65.5 million in borrowings outstanding under the bank credit facility. Letters of credit in the amount of $4.8 million have been issued under the credit facility as of December 31, 1995, and the credit available under the facility has been reduced by a corresponding amount. Borrowings under the bank credit facility bear interest at the option of SkyTel at (a) the alternate base rate (which is the greater of Chemical Bank's prime rate, the Federal Funds rate plus 1/2 of 1% or the base certificate of deposit rate plus 1%) or (b) the London Interbank Offered Rate ("LIBOR"), in each case plus an additional margin ranging from 1% to 1 1/2% for alternate base rate loans and 2% to 2 1/2% for London Interbank Offered Rate loans, in each case based upon the ratio of the Company's consolidated total debt to the combined annualized cash flows of SkyTel and USPC for the two preceding quarters.

      Borrowings are guaranteed by the Company and its subsidiaries that are incorporated in or operate within the United States. Indebtedness under the credit facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company, SkyTel and the subsidiary guarantors, including pledges of capital stock and notes evidencing intercompany indebtedness. The loan agreement relating to the bank credit facility, as amended, contains extensive covenants, including covenants limiting the incurrence of additional indebtedness and restricting the payment of cash dividends by both SkyTel and the Company, and requires SkyTel and the Company to comply with various financial ratios and to achieve certain operating results during the term of the bank credit facility. In addition, the loan agreement, as amended, provides that on or after December 30, 1999, if the terms of the indenture relating to the Senior Notes provides that SkyTel is no longer permitted to incur indebtedness under the credit facility, and so long as the Company complies with certain conditions, the obligations of SkyTel under the bank credit facility shall be assumed by the Company and SkyTel and each of the subsidiary guarantors shall be released from their obligation under the bank loan agreement. See Note 6 of Notes to Consolidated Financial Statements.

      Amendment to Bank Credit Facility. On March 29, 1996, the Company and the various lenders participating in SkyTel's bank credit facility entered into an amendment to the loan agreement which had the effect of curing the Company's then existing covenant violations and amending certain covenants to provide operational flexibility. As a result of the amendment, borrowings under the credit facility through March 31, 1997 will bear interest at the alternate base rate plus 1 3/4% of the LIBOR rate plus 2 3/4% through March 31, 1997. Thereafter, the rate of interest on borrowings will return to the level set forth in the original loan agreement described above. In addition, the amendment requires the Company to complete the following transactions on or before the dates indicated: (i) on or before May 15, 1996, the Company must complete the sale of such number of shares of PIK Preferred Stock as will result in the Company receiving gross proceeds of $50.0 million; (ii) on or before June 30, 1996, the Company must complete its previously planned sales of its equity interest in MPL and the sale of equity securities of a subsidiary formed for the purpose of holding the Company's investments in operations in Latin America and receive certain minimum proceeds; and (iii) on or before December 31, 1996, the Company must complete its previously planned sale of equity securities of a subsidiary to be formed for the purpose of holding the Company's investments in operations in Asia and receive certain minimum proceeds. Microsoft and Kleiner Perkins Caufield & Byers ("KPCB") have agreed to purchased $25.0 million and $5.0 million, respectively, of the Company's PIK Preferred Stock and the Company is involved in discussions with other prospective investors regarding the purchase of an additional $20 to $30 million of PIK Preferred Stock. The Company has also initiated discussions with prospective purchasers regarding the transactions described above.

      PIK Preferred Stock. In March 1996, Microsoft and KPCB agreed to purchase 30,000 shares of the Company's Cumulative Convertible Accruing PIK Preferred Stock (the "PIK Preferred Stock") resulting in gross proceeds to the Company of $30.0 million. The proceeds from the sale of the PIK Preferred Stock will be used for general corporate purposes including the continued development and optimization of the SkyTel 2-Way(TM) network. Holders of the PIK Preferred Stock will be entitled to receive dividends out of funds legally available therefor at an annual rate of 7.5% (or $75 per share of PIK Preferred Stock), payable quarterly on each March 15, June 15, September 15 and December 15. The Company will have the option, however, to pay dividends on the PIK Preferred Stock through the date, of the fifth anniversary of the date of issuance or until cash dividends are permitted under the Company's bank credit facility or the indenture relating to the Senior Notes in the form of additional shares of PIK Preferred Stock. Dividends on the PIK Preferred Stock will be cumulative and will accrue from the date of original issue.

      The PIK Preferred Stock will rank junior in right of payment to the Company's outstanding Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, holders of PIK Preferred Stock will be entitled to receive, following payment in full to the holders of the Preferred Stock of all amounts to which such holders are entitled, a liquidation preference in the amount of $1,000 per share of PIK Preferred Stock, plus accrued and unpaid dividends, before any payment is made or assets are distributed to holders of Mtel Common Stock or any other class of stock of the Company ranking junior to the PIK Preferred Stock as to rights upon liquidation, dissolution or winding up of the Company. Except as required by law or with respect to the creation or amendment of senior classes of preferred stock, holders of PIK Preferred Stock will not have voting rights unless quarterly dividends on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock are in arrears for two consecutive quarters, in which case, the number of directors of the Company will be increased by one and holders of PIK Preferred Stock, voting separately as a class, will be entitled to elect one director until the dividend arrearage has been paid. In the event quarterly dividends on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock are in arrears for four consecutive quarters, the number of directors of the Company will be increased again by one, and holders of PIK Preferred Stock will be entitled to elect an additional director.

      Each share of PIK Preferred Stock will be convertible at the option of the holder into shares of Mtel Common Stock at a conversion price of $17.90 per share of Mtel Common Stock, subject to adjustment upon the occurrence of certain events. Following the second anniversary of the date of issuance of the PIK Preferred Stock, the Company may redeem, in whole or in part, the outstanding PIK Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends. The bank credit facility, as amended, and the indenture relating to the Senior Notes prohibit the voluntary redemption of the PIK Preferred Stock. Commencing on the seventh anniversary of the date of issuance of the PIK Preferred Stock and continuing through the tenth anniversary thereof, the Company must redeem 7,500 shares of PIK Preferred Stock at a price of $1,000 per share, along with accrued and unpaid dividends thereon.

      Senior Notes.   In December 1994, Mtel issued $265 million principal
  amount of 13.5% Senior Notes due December 15, 2002 in a public offering underwritten by Bear, Stearns & Co. Inc., Alex. Brown & Sons Incorporated and J.P. Morgan Securities Inc. (the "Senior Notes Offering"). The net proceeds received by Mtel from the sale of the Senior Notes, after deducting the underwriting discount and expenses of the Senior Notes Offering, were $255.7 million.

      The indenture relating to the Senior Notes required the Company to deposit approximately $93.6 million of the net proceeds to purchase a portfolio of securities, initially consisting of U.S. government securities (including any securities substituted in respect thereof, the "Pledged Securities"), to provide for the payment of interest on the Senior Notes through December 15, 1997 and, under certain circumstances, as security for repayment of the principal of the Senior Notes. Proceeds from the sale of the Pledged Securities may be used by the Company to make interest payments on the Senior Notes through December 15, 1997. Interest on the Senior Notes is payable semi-annually, in cash, on June 15 and December 15 of each year, commencing on June 15, 1995.

      The remaining net proceeds received from the sale of the Senior Notes was used to fund capital expenditures and initial working capital requirements related to the SkyTel 2-Way(TM) Network.

      The Senior Notes are senior obligations of the Company, rank senior in right of payment to all subordinated indebtedness of the Company, other than the Debentures as to which the Senior Notes rank pari passu, and are to be pari passu in right of payment to all of the Company's existing and future senior indebtedness, including the Company's guarantee of SkyTel's bank credit facility (as described above). However, the Company's guarantee of the bank credit facility is secured by a security interest in and lien on substantially all of the assets of the Company (other than the Pledged Securities) and accordingly will rank senior to the Senior Notes to the extent of such security. In addition, the Company serves primarily as a holding company for its operating subsidiaries, and therefore the Senior Notes will be effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables and the bank credit facility.

      The Senior Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after December 15, 1998, at established redemption prices plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to December 15, 1997, at the option of the Company, Senior Notes in an amount not to exceed 25% of the original principal amount of the Senior Notes may be redeemed at a redemption price equal to 114.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from the sale of at least $75.0 million of certain equity securities to a strategic equity investor meeting certain qualifications; provided, that Senior Notes in an amount equal to at least 75% of the original principal amount of the Senior Notes remain outstanding following any such redemption.

      In the event of a change of control, holders of the Senior Notes will have the right to require the Company to repurchase their Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. There can be no assurance that the Company would have the financial resources necessary to repurchase the Senior Notes upon a change of control.

      The indenture relating to the Senior Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur certain additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, make certain other restricted payments, create certain liens, engage in any business other than the telecommunications business, enter into certain transactions with affiliates, sell assets, issue or sell equity interests or enter into certain mergers and consolidations.

      Conversion Offer.   In December 1994, to facilitate the offering of the
  Senior Notes, the Company completed an offer to induce conversion of the Debentures (the "Conversion Offer") pursuant to which the Company paid a premium of $45.00 (the "Conversion Premium"), in addition to the issuance of 100 shares of Mtel Common Stock issuable in accordance with the terms of the Debentures, upon the conversion of each $1,000 principal amount of Debentures. A total of approximately $82.2 million in aggregate principal amount of Debentures (representing approximately 97% of the total outstanding Debentures) were converted in the Conversion Offer. As a result, approximately
  8.2 million shares of Mtel Common Stock were issued in connection with the Conversion Offer and the Company paid a total Conversion Premium of approximately $3.1 million in connection therewith.

      $2.25 Cumulative Convertible Exchangeable Preferred Stock.   In October
  1993, the Company completed the sale of 3,750,000 shares of the Preferred Stock, resulting in net proceeds to the Company of approximately $181.3 million. The net proceeds from the sale of the Preferred Stock were used to fund development costs associated with the SkyTel 2-Way(TM) network.

      Holders of the Preferred Stock are entitled to receive cash dividends out of funds legally available therefor at an annual rate of $2.25 per share of Preferred Stock which are payable quarterly on each January 15, April 15, July 15 and October 15 when and if declared by the Board of Directors of the Company. Dividends on the Preferred Stock are cumulative and will accrue from the date of original issuance. Except as required by law or with respect to the creation or amendment of senior classes of preferred stock, holders of Preferred Stock will hold no voting rights unless six quarterly dividends on the Preferred Stock are in arrears, in which case the number of directors of the Company will be increased by two and the holders of the Preferred Stock, voting separately as a class with the shares of any parity preferred stock having similar rights, will be entitled to elect two directors to serve until the dividend arrearage has been paid. In the event of any liquidation, dissolution or winding up of the Company, holders of the Preferred Stock are entitled to a liquidation preference in the amount of $50 per share of Preferred Stock, plus accrued and unpaid dividends, before any payment is made or assets are distributed to holders of PIK Preferred, Mtel Common Stock or any other class of stock of the Company ranking junior to the Preferred Stock as to rights upon liquidation, dissolution or winding up of the Company.

      Each share of Preferred Stock may be converted at the option of the holder into shares of Mtel Common Stock at a conversion rate of 1.1111 shares of Mtel Common Stock for each share of Preferred Stock, subject to adjustment under certain conditions. The Preferred Stock is also exchangeable, in whole but not in part, at the option of the Company beginning on October 15, 1995, for the Company's 4.5% Convertible Subordinated Debentures due 2003 at a rate of $50 principal amount of such debentures for each share of Preferred Stock.

      Dispositions of Non-Strategic Assets. The Company continually reviews its strategic business objectives with respect to its businesses and investments and may consider from time to time, subject to any restrictions contained in the bank credit facility and the indenture relating to the Senior Notes, the disposition of certain non-strategic assets. During the first quarter of 1996, the Company completed the disposition of a portion of its shares of AMSC Common Stock resulting in total net proceeds of $8.9 million, and the Company intends to liquidate its remaining investment in AMSC in the second quarter of 1996. In addition, the Company, in conjunction with the other stockholders of MPL, has determined to sell all of the issued and outstanding shares of MPL. The Company has determined that MPL is a non-strategic asset because it does not operate on the 931 MHz frequency.

      In 1994, the Company completed the sale of its digital point-to-point microwave system that operates in the Los Angeles area and its two SMR operations, resulting in a nonrecurring gain of approximately $4.7 million in 1994. In August 1993, Mtel sold its 20% equity interest in a company which provides nationwide messaging services on VHF frequencies (150-173MHz) in Thailand. The Company sold its interest to Singapore Telecom for $7.3 million and recorded a gain of approximately $4.0 million in 1993 as a result of this transaction.

      Additional Financings. Although the Company believes that the sources of capital described above will be sufficient to meet projected capital requirements through 1997, the Company may be required to engage in other financings, the timing, nature, amount and source of which cannot presently be determined, based on its operating results, its borrowing availability under the bank credit facility and the indenture relating to the Senior Notes, the successful completion of sales of equity securities in subsidiaries formed for the purpose of holding the Company's investments in operations in Latin America and Asia and sales of certain non-strategic assets. The Company may also consider the sale of equity securities of certain subsidiaries or business combinations involving certain subsidiaries as potential sources of capital. In addition, the Company may enter into joint ventures or other arrangements with strategic business partners and may determine to issue equity securities in connection therewith. However, except as described herein, the Company had no agreements or commitments with respect to any such transaction as of March 29, 1996.


  RECENTLY ISSUED ACCOUNTING STANDARDS

      On January 1, 1994, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this statement did not have a material effect on the Company's financial position or results of operations. The Company has also adopted, to the extent applicable, the provisions of SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Company has not previously used derivative financial instruments to hedge its foreign currency exchange rate risks due, in part, to the lack of availability of appropriate hedging instruments in most of the countries in which Mtel has investments.

      In 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This statement requires that long-lived assets be reviewed for recoverability based on estimates of future net cash flows if events or circumstances give rise to questions as to the ability of the company to realize its investment in such long-lived assets. The statement is effective for fiscal years beginning after December 15, 1995. The Company will adopt the statement for the year ending December 31, 1996, and has not yet determined the impact of such adoption on its financial statements. See
  Note 1 of Notes to Consolidated Financial Statements for a discussion of matters that could significantly influence the estimated future cash flows used by the Company to perform the evaluations required under SFAS No. 121.

    In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. This statement also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." However, entities electing to remain with the accounting in Opinion

  No. 25 must make pro forma disclosures as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has not determined whether it will elect to remain with the accounting in Opinion No.
  25. The impact of the adoption of this statement on the Company's consolidated financial statements has not been determined.

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                     Page
                                                                     ----

  Report of Independent Public Accountants..........................  F-2
  Consolidated Financial Statements-
  Balance Sheets-December 31, 1994 and 1995.........................  F-3
  Statements of Operations for the three years ended December 31,
  1995..............................................................  F-4
  Statements of Changes in Stockholders' Investment
  for the three years ended December 31, 1995........................ F-5
  Statements of Cash Flows for the three years ended December 31,
  1995..............................................................  F-6
  Notes to Consolidated Financial Statements........................  F-7


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

      With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by
  Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement relating to the 1996 Annual Meeting of Stockholders.

                                    PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements. See Index to Consolidated Financial Statements on Page F-1 hereof.
      2. Financial Statement Schedules of the Company.
         II Valuation and Qualifying Accounts...........................   FA-1
         Report of Independent Public Accountants on Financial Statement
         Schedule of the Company........................................   FA-2

   Schedules other than that listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

     3. Exhibits required by Item 601 of Regulation S-K.

      The following exhibits are filed as part of this Annual Report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parentheses. There are omitted from the exhibits filed with this Annual Report certain promissory notes, conditional sales contracts and other instruments and agreements with respect to long-term debt of the Company, none of which authorizes securities in a total amount that exceeds 10% of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to file with the Securities and Exchange Commission copies of all such omitted promissory notes, conditional sales contracts and other instruments and agreements as the Commission requests.



Exhibit                                                                                                      Sequential
No.                                           Description                                                     Page No.
- ------------------------------------------------------------------------------------------------------------------------------------
3.1               Restated Certificate of Incorporation of the Company (Exhibit 3.3 to the Registration
                  Statement on Form 10 filed on November 18, 1988 and effective on December 29,
                  1988)..................................................................................       I/B/R

3.2               Bylaws of the Company, as amended (Exhibit 3.4 to the Registration Statement on
                  Form 10 of the Company filed on November 18, 1988 and effective on December 29,
                  1988)..................................................................................       I/B/R

4.1               Certificate of Designations of Series C Junior Participating Preferred Stock of the Company
                  (Exhibit 3 to the Registration Statement on Form 8-A of the Company filed on August 3,
                  1989)..................................................................................       I/B/R

4.2               Rights Agreement dated as of July 26, 1989 between the Company and NCNB Texas
                  National Bank (Exhibit 2 to the Registration Statement on Form 8-A of the Company
                  filed on August 3, 1989)...............................................................       I/B/R

4.3               Form of Right Certificate of the Company (Exhibit 1 to the Registration Statement on
                  Form 8-A of the Company filed on August 3, 1989).......................................       I/B/R

4.4               Indenture dated as of May 28, 1992 between the Company and NationsBank of Texas,
                  N.A., as Trustee, relating to the Company's 6.75% Convertible Subordinated
                  Debentures due May 15, 2002, including as an exhibit thereto the form of Debenture
                  (Exhibits 4.3 and 28 to the Company's Quarterly Report on Form 10-Q for the quarter
                  ended September 30, 1992)..............................................................       I/B/R

4.5               Form of Indenture between the Company and Texas Commerce Bank National
                  Association, as Trustee, relating to the 13.5% Senior Notes due 2002, including as an exhibit thereto the form of the Note (Exhibit 4.8 to the Company's Registration
                  Statement on Form S-3 filed on November 10, 1994 and effective on December 21,
                  1994).................................................................................        I/B/R

4.6               Certificate of Designations of the $2.25 Cumulative Convertible Exchangeable Preferred
                  Stock of the Company (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 1993)..............................................       I/B/R

4.7               Credit, Security, Guaranty and Pledge Agreement dated as of December 21, 1995 by and among the Company, the lenders referred to therein, Chemical Bank, Credit Lyonnais
                  New York Branch and J.P. Morgan Securities, Inc........................................

4.8               Contribution Agreement of the Company dated as of December 21, 1995 entered into in connection with the Credit, Security, Guaranty and Pledge Agreement dated as of
                  December 21, 1995 by and among the Company, the lenders referred to therein, Chemical
                  Bank, Credit Lyonnais New York Branch and J.P. Morgan Securities, Inc..................

4.9               Patent and Security Agreement of the Company dated as of December 21, 1995 entered into in connection with the Credit, Security, Guaranty and Pledge Agreement dated as of December 21, 1995 by and among the Company, the lenders referred to therein,
                  Chemical Bank, Credit Lyonnais New York Branch and J.P. Morgan Securities, Inc........

4.10              Trademark Security Agreement of the Company dated as of December 21, 1995 entered into in connection with the Credit, Security, Guaranty and Pledge Agreement dated as of
                  December 21, 1995 by and among the Company, the lenders referred to therein,
                  Chemical Bank, Credit Lyonnais New York Branch and J.P. Morgan Securities, Inc........

4.11              Copyright Security Agreement of the Company dated as of December 21, 1995 entered into in connection with the Credit, Security, Guaranty and Pledge Agreement dated as of December 21, 1995 by and among the Company, the lenders referred to therein,
                  Chemical Bank, Credit Lyonnais New  York Branch and J.P. Morgan Securities, Inc.......

4.12              Subordination Agreement dated as of December 21, 1995 by and among the Company and Chemical Bank.....................................................................

4.13              Amendment No. 1 dated as of March 27, 1996 to the Credit, Security, Guaranty and Pledge
                  Agreement dated as of December 21, 1995 by and among the Company, the lenders referred to therein, Chemical Bank, Credit Lyonnais New  York Branch and J.P.
                  Morgan Securities, Inc................................................................




Exhibit                                                                                                    Sequential
  No.                                          Description                                                   Page No.
- -------- ----------------------------------------------------------------------------------------------   -------------

10.1*      Employment Agreement dated November 19, 1988 between the Company and John N.
           Palmer (Exhibit 10.9 to the Registration Statement on Form 10 of the Company filed
           on November 18, 1988 and effective on December 29, 1988).....................................     I/B/R

10.2*      Employment Agreement dated November 19, 1988 between the Company and Jai P.
           Bhagat (Exhibit 10.12 to the Registration Statement on Form 10 of the Company filed
           on November 18, 1988 and effective on December 29, 1988).....................................     I/B/R

10.3*      Employment Agreement dated November 19, 1988 between the Company and J. Robert
           Fugate (Exhibit 10.15 to the Registration Statement on Form 10 of the Company filed
           on November 18, 1988 and effective on December 29, 1988).....................................     I/B/R

10.4*      Form of Indemnification Agreement (Exhibit 10.16 to the Registration Statement on
           Form 10 of the Company filed on November 18, 1988 and effective on December 29,
           1988)........................................................................................     I/B/R

10.5*      1988 Executive Incentive Plan, as amended, of the Company including as exhibits thereto the forms of non-qualified and incentive stock option agreements (Exhibit 10.18 to the Registration Statement on Form 10 of the Company filed on November 18, 1988
           and effective on December 29, 1988)..........................................................     I/B/R

10.6*      Form of Non-Qualified Stock Option Agreement for non-officer directors of the
           Company (Exhibit 10.19 to the Registration Statement on Form 10 of the Company
           filed on November 18, 1988 and effective on December 29, 1988)...............................     I/B/R

10.7*      1990 Executive Incentive Plan of the Company including as an exhibit thereto the form of non-qualified stock option agreement (Exhibit 10.16 to the Company's Annual Report
           on Form 10-K for the year ended December 31, 1990)...........................................     I/B/R

10.8       Services Agreement dated January 24, 1991 between Rogers Cantel Mobile, SkyTel
           Corp. and Mtel International, Inc. (Exhibit 10.31 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1991)..............................................     I/B/R

10.9       Form of Reseller Agreement of SkyTel (Exhibit 10.24 to the Company's Annual Report
           on Form 10-K for the year ended December 31, 1991)...........................................     I/B/R

10.10      Joint Venture Agreement dated as of April 11, 1991 by and between Mtel International,
           Inc. and Radio Telefonia Movil Metropolitana, S.A. de C.V. (Exhibit 10.27 to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1991)...................     I/B/R

10.11      Shareholders' Agreement dated November 6, 1992 by and among Mercury
           Communications Limited, Motorola Limited, Mtel (U.K.) Limited and Mercury Paging
           Limited (Exhibit 2.2 to the Company's Current Report on Form 8-K dated November
           6, 1992).....................................................................................     I/B/R





Exhibit                                                                                                       Sequential
  No.                                          Description                                                     Page No.
- -------- ------------------------------------------------------------------------------------------------    --------------
10.12*      Employment Agreement dated as of December 14, 1992 between the Company and
            John E. Welsh III (Exhibit 10.28 to the Company's Annual Report on Form 10-K for
            the year ended December 31, 1992).........................................................              I/B/R

10.13*      Employment Agreement dated as of December 24, 1992 between the Company and
            Leonard G. Kriss (Exhibit 10.29 to the Company's Annual Report on Form 10-K for
            the year ended December 31, 1992).........................................................              I/B/R

10.14*      Short-Term Management Incentive Plan (Exhibit 10.30 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1992).................................              I/B/R

10.15*      Long-Term Management Incentive Plan (Exhibit 10.31 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1992).................................              I/B/R

10.16*      Employment Agreement dated as of January 11, 1994 between the Company and M.
            Bernard Puckett (Exhibit 10.30 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1993).............................................................              I/B/R

10.17       Amended and Restated Stockholders Agreement dated as of December 1, 1993 by and among American Mobile Satellite Corporation, Hughes Communications Satellite
            Services, Inc., Space Technologies Investments, Inc., Satellite Communications
            Investments Corporation, Transit Communications, Inc., Satellite Mobile Telephone
            Company, L.P., Mtel Space Technologies Corporation, Mtel Space Technologies, L.P.,
            and Singapore Telecommunications Ltd. and certain other holders of common stock of
            American Mobile Satellite Corporation (Exhibit 10.31 to the Company's Annual Report
            on Form 10-K for the year ended December 31, 1993)........................................              I/B/R

10.18       Right of First Offer Agreement dated November 30, 1993 by and among American
            Mobile Satellite Corporation, Hughes Communications Satellite Services, Inc., Space
            Technologies Investments, Inc., Satellite Communications Investments Corporation,
            Transit Communications, Inc., Satellite Mobile Telephone Company, L.P., Mtel Space
            Technologies Corporation, Mtel Space Technologies, L.P., and Singapore
            Telecommunications Ltd. (Exhibit 10.32 to the Company's Annual Report on Form 10-K for
            the year ended December 31, 1993).........................................................              I/B/R

 10.19      Letter Agreement dated October 11, 1993 by and among American Mobile Satellite Corporation, Hughes
            Communications Satellite Services, Inc., Space Technologies
            Investments, Inc., Mtel Space Technologies Corporation, and Singapore
            Telecommunications Ltd. (Exhibit 10.33 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1993)................................................              I/B/R

 10.20      Principal Stockholder Holdback and Waiver Agreement by and among Mtel Space
            Technologies Corporation, Mtel Space Technologies, L.P. and Donaldson Lufkin &
            Jenrette Securities Corporation relating to common stock of American Mobile Satellite
            Corporation (Exhibit 99(d) to the Company's Schedule 13D filed January 9, 1994
            relating to American Mobile Satellite Corporation)........................................              I/B/R

Exhibit                                                                                                    Sequential
No.                                                          Description                                    Page No.
- ----------   -------------------------------------------------------------------------------------------  --------------
10.21          Form of Stockholders Agreement among the Company, SkyTel and Sky Acquisition
               Corp. (Exhibit 10.37 to the Company's Registration Statement on Form S-4 filed on
               October 26, 1994 and effective on December 14, 1994).......................................       I/B/R

10.22          Amended and Restated Merger Agreement and Plan of Reorganization dated as of
               September 21, 1994, by and among the Company, Dixon Acquisition Corp. and United
               States Paging Corporation (Exhibit 2 to the Registration Statement of the Company,
               Registration No. 33-85612, filed on October 27, 1994)......................................       I/B/R

10.23          Technology Development and Marketing Agreement dated March 23, 1994, by and between Microsoft Corporation and Nationwide Wireless Network Corp. (Exhibit 10.2
               to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1994)......................................................................................       I/B/R

10.24          Form of Nationwide Wireless Network Corp. Warrant Certificate (Exhibit 10.3 to the
               Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1994)......................................................................................       I/B/R

10.25          Form of Underwriting Agreement among Bear, Stearns & Co. Inc., Alex. Brown &
               Sons Incorporated and J.P. Morgan Securities Inc., as Underwriters, and the Company
               (Exhibit 1 to the Company's Registration Statement on Form S-3 filed on November 10,
               1994 and effective on December 21, 1994)...................................................       I/B/R

10.26*         Employment Agreement dated June 1, 1994 between the Company and Calvin C.
               LaRoche (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994).........................................................................       I/B/R

10.27          MCI Special Customer Arrangement between the Company and MCI Telecommunications Corporation dated as of August 22, 1994 (Exhibit 10.33 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1994)............................................       I/B/R

10.28          First Amendment to MCI Special Customer Arrangement between the Company and
               MCI Telecommunications Corporation dated as of January 9, 1995 (Exhibit 10.34
               to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)..........       I/B/R

10.29*         Amended 1990 Executive Plan of the Company (Exhibit 10.1 to the Company's Quarterly Report
               on Form 10-Q for the quarter ended June 30, 1995)..........................................       I/B/R

10.30          Lease Agreement dated June 14, 1995 by and between Security Centre, Inc. and the
               Company....................................................................................

10.31          Stock Exchange Agreement dated as of July 19, 1995 by and among the Company,
               Microsoft Corporation, Kleiner Perkins Caufield & Byers VI, L.P., KPCB VI
               Founders Fund, L.P., William H. Gates, Paul G. Allen, Integral Capital Partners,
               L.P. and Integral Capital Partners International C.V.......................................

10.32          Stockholder Agreement dated as of September 15, 1995 by and between the Company and
               Microsoft Corporation......................................................................

10.33*         Amended and Restated Employment Agreement dated as of January 1, 1996 by and between the Company and M. Bernard Puckett.........................................................

11.1           Statement of Computation of Per Share Earnings.............................................

21.1           Subsidiaries of the Company................................................................

23.1           Consent of Arthur Andersen LLP.............................................................

27.1           Financial Data Schedule....................................................................

(b)            Reports on Form 8-K........................................................................

                None.

- ------
* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                                MOBILE TELECOMMUNICATION
                                                  TECHNOLOGIES CORP.

                                          By: /s/John N. Palmer
                                             --------------------------
                                                 John N. Palmer
                                                 Chairman of the Board and
                                                 Acting Chief Executive Officer
   Date: March 27, 1996



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signatures                           Title                                                  Date
/s/ John N. Palmer
   --------------------      Chairman of the Board and                                      March 27, 1996
    John N. Palmer           Acting Chief Executive Officer
                             (Principal Executive Officer)



/s/ John E. Welsh III
    --------------------     Vice Chairman and Acting Chief                                 March 27, 1996
    John E. Welsh III        Financial Officer (Principal Financial
                             and Accounting Officer)


    --------------------     Director                                                       March   , 1996
    Haley Barbour

/s/ Thomas G. Barksdale
    --------------------     Director                                                       March 27, 1996
    Thomas G. Barksdale

/s/ Jai P. Bhagat
    --------------------     Director                                                       March 27, 1996
    Jai P. Bhagat

/s/ Gregory B. Maffei
    --------------------     Director                                                       March 27, 1996
    Gregory B. Maffei

/s/ R. Faser Triplett
    --------------------     Director                                                       March 27, 1996
    R. Faser Triplett

/s/ E. Lee Walker
    --------------------     Director                                                       March 27, 1996
    E. Lee Walker


MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Public Accountants .....................................................................  F-2
Consolidated Financial Statements--
    Balance Sheets--December 31, 1994 and 1995................................................................  F-3
    Statements of Operations for the three years ended December 31, 1995......................................  F-4
    Statements of Changes in Stockholders' Investment for the three years ended December 31, 1995.............  F-5
    Statements of Cash Flows for the three years ended December 31, 1995......................................  F-6
    Notes to Consolidated Financial Statements................................................................  F-7

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------

To the Board of Directors of
Mobile Telecommunication Technologies Corp.:


We have audited the accompanying consolidated balance sheets of Mobile Telecommunication Technologies Corp. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' investment and cash flows for each of the years in the three year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Telecommunication Technologies Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period then ended in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Jackson, Mississippi,
 April 1, 1996.

CONSOLIDATED BALANCE SHEETS
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                                                   DECEMBER 31,
                                                                       1994                1995
ASSETS:
  Current assets-
     Cash and cash equivalents                                 $145,620,779       $   9,612,734
     Short-term investments                                      53,689,435                   -
     Accounts receivable, net of allowance for bad debts         20,337,010          46,313,031
     Other receivables                                            5,656,971           5,488,392
     Other current assets                                         4,770,851           3,700,019
                                                               ------------       -------------
       Total current assets                                     230,075,046          65,114,176
                                                               ------------       -------------
  Messaging networks-
     Property and equipment, net                                119,320,547         294,626,442
     Certificates of authority and license cost                 144,716,785         159,101,539
     Network construction and development costs                  41,962,816          88,145,489
                                                               ------------       -------------
       Total messaging networks                                 306,000,148         541,873,470
                                                               ------------       -------------
  Goodwill                                                        5,072,998          88,144,574
  Investment in unconsolidated international ventures            59,409,759          68,043,591
  Other assets-
     Securities restricted for debt service                      93,597,038          64,101,245
     Other                                                       21,315,943          24,136,475
                                                               ------------       -------------
       Total other assets                                       114,912,981          88,237,720
                                                               ------------       -------------
                                                               $715,470,932       $ 851,413,531
                                                               ============       =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT:
  Current liabilities-
     Current maturities of long-term debt                      $     49,820       $   1,278,426
     Accounts payable                                            24,761,990          67,507,668
     Accrued liabilities                                         19,712,350          25,773,967
                                                               ------------       -------------
       Total current liabilities                                 44,524,160          94,560,061
                                                               ------------       -------------
  Long-term debt, net of current maturities                     273,628,967         333,258,720
  Minority interest                                              31,240,992              54,501
  Commitments and contingencies
  Stockholders' investment-
     Preferred stock, par value $.01 per share;
       25,000,000 shares authorized; 3,750,000 shares of
        $2.25 Cumulative Convertible Exchangeable Preferred
       Stock outstanding in 1994 and 1995 ($187,500,000
       aggregate liquidation value)                                  37,500              37,500
     Common stock, par value $.01 per share;
       75,000,000 shares authorized; shares outstanding:
       45,646,719 in 1994 and 54,134,711 in 1995                    456,467             541,347
     Additional paid-in capital                                 439,038,067         557,837,759
     Accumulated deficit                                        (72,919,024)       (133,383,935)
     Cumulative translation adjustment                             (536,197)         (1,492,422)
                                                               ------------       -------------
       Total  stockholders' investment                          366,076,813         423,540,249
                                                               ------------       -------------
                                                               $715,470,932       $ 851,413,531
                                                               ============       =============

       The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES


                                                                 YEAR ENDED DECEMBER 31,
                                                  1993             1994             1995
Revenues:
   U.S. operations                        $144,384,642     $160,785,180     $235,870,191
   International operations                     80,374        2,484,744       10,120,802
                                          ------------     ------------     ------------
                                           144,465,016      163,269,924      245,990,993

Expenses:
   Operating                                32,588,591       43,532,259       69,000,425
   Selling, general and administrative      80,631,606      122,023,417      174,761,708
   SkyTel 2-Way(TM) launch costs                     -                -       18,341,352
   Depreciation and amortization            17,697,285       22,293,429       42,309,249
                                          ------------     ------------     ------------
                                           130,917,482      187,849,105      304,412,734
                                          ------------     ------------     ------------
Operating income (loss)                     13,547,534      (24,579,181)     (58,421,741)

Interest income                              3,002,583        6,089,188       12,935,133
Interest expense                            (5,693,863)      (4,331,435)     (11,754,931)
Gain on sale of assets                       4,087,571        4,732,392        2,689,150
Debenture conversion cost                            -       (3,061,399)               -
Other income (expense)                          57,700         (742,650)       1,322,800
                                          ------------     ------------     ------------
Income (loss) before income taxes and
   equity income                            15,001,525      (21,893,085)     (53,229,589)
Provision (benefit) for income taxes           743,749        1,802,612         (256,494)
Equity in income from investments            2,704,838        3,849,212          945,684
                                          ------------     ------------     ------------
Net income (loss)                         $ 16,962,614     $(19,846,485)    $(52,027,411)

Preferred dividend requirement               1,696,671        8,437,500        8,437,500
                                          ------------     ------------     ------------
Net income (loss) available to common
   stockholders                           $ 15,265,943     $(28,283,985)    $(60,464,911)
                                          ============     ============     ============

Net income (loss) per common share               $0.39           $(0.77)          $(1.19)
                                          ============     ============     ============


          The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES


                                                                                                                   CUMULATIVE
                                      PREFERRED STOCK        COMMON STOCK         ADDITIONAL       ACCUMULATED    TRANSLATION
                                      SHARES    AMOUNT      SHARES    AMOUNT   PAID-IN CAPITAL       DEFICIT       ADJUSTMENT
Balance, December 31, 1992                   -  $     -  34,780,226  $347,802     $135,991,431    $ (59,900,982)  $  (885,182)

 Net income                                  -        -           -         -                -       16,962,614             -
 Sale of preferred stock,
   net of issuance costs
   of $6,171,000                     3,750,000   37,500           -         -      181,291,500                -             -
 Preferred stock dividend
   requirement                               -        -           -         -                -       (1,696,671)            -
 Exercise of stock options                   -        -     897,048     8,971        5,194,430                -             -
 Conversion of convertible
   subordinated debt into
   common stock                              -        -     140,500     1,405        1,403,595                -             -
 Currency translation adjustment             -        -           -         -                -                -       (39,821)
                                    ----------  -------  ----------  --------     ------------    -------------   -----------

Balance, December 31, 1993           3,750,000   37,500  35,817,774   358,178      323,880,956      (44,635,039)     (925,003)

 Net loss                                    -        -           -         -                -      (19,846,485)            -
 Preferred stock dividend
   requirement                               -        -           -         -                -       (8,437,500)            -
 Exercise of stock options                   -        -     246,368     2,463        1,522,342                -             -
 Conversion of convertible
   subordinated debt into
   common stock                              -        -   9,550,133    95,501       88,861,535                -             -
 Employee Stock Purchase Plan                -        -      32,444       325          478,982                -             -
 Sale of Destineer stock                     -        -           -         -       24,317,008                -             -
 Issuance costs from 1993
   sale of preferred stock                   -        -           -         -          (22,756)               -             -
 Currency translation adjustment             -        -           -         -                -                -       388,806
                                    ----------  -------  ----------  --------     ------------   --------------   -----------

Balance, December 31, 1994           3,750,000   37,500  45,646,719   456,467      439,038,067      (72,919,024)     (536,197)

 Net loss                                    -        -           -         -                -      (52,027,411)            -
 Preferred stock dividend
   requirement                               -        -           -         -                -       (8,437,500)            -
 Exercise of stock options                   -        -     936,379     9,364        6,910,988                -             -
 Conversion of convertible
   subordinated debt into
   common stock                              -        -     116,500     1,165        1,163,835                -             -
 Employee Stock Purchase Plan                -        -      43,140       431          625,991                -             -
 Acquisition of SkyTel
   minority interest                         -        -   3,390,573    33,906       49,266,094                -             -
 Acquisition of Destineer
   minority interest                         -        -   4,001,400    40,014       60,832,784                -             -
 Currency translation adjustment             -        -           -         -                -                -      (956,225)
                                    ----------  -------  ----------  --------     ------------   --------------   -----------

Balance, December 31, 1995           3,750,000  $37,500  54,134,711  $541,347     $557,837,759    $(133,383,935)  $(1,492,422)
                                    ==========  =======  ==========  ========     ============   ==============   ===========

          The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

                                                                               YEAR ENDED DECEMBER 31,
                                                                  1993            1994            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $ 16,962,614   $ (19,846,485)  $ (52,027,411)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                        17,697,285      22,293,429      42,309,249
       Provision for losses on accounts receivable           1,465,437       2,314,397       6,880,223
       Amortization of debt issuance costs                     467,732         394,480       1,164,359
       Foreign currency transaction (gain) loss                 (4,950)            656          13,735
       Gain on sale of assets                               (4,087,571)     (4,732,392)     (2,689,150)
       Losses attributable to minority interests                     -               -      (1,336,535)
       Equity in (income) from investments                  (2,704,838)     (3,849,212)       (945,684)
       Change in assets and liabilities:
          (Increase) in accounts receivable                 (4,745,450)       (889,439)    (32,856,244)
          (Increase) decrease in other current assets       (3,302,023)     (9,554,466)      1,239,411
          Increase in accounts payable and
             accrued liabilities                             8,930,797      16,086,369      48,807,295
                                                          ------------   -------------   -------------
Net Cash Provided By Operating Activities                   30,679,033       2,217,337      10,559,248
                                                          ------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from asset sales                                  8,062,483      10,335,242       3,840,250
  Capital expenditures                                     (51,943,105)   (227,666,624)   (277,307,997)
  (Increase) in investment in
     unconsolidated international ventures                 (13,074,372)    (20,566,441)    (12,267,681)
  (Increase) decrease in other assets                        7,146,063     (98,546,131)     24,359,802
  (Increase) decrease in short-term investments            (49,697,172)     40,643,039      53,689,435
                                                          ------------   -------------   -------------
Net Cash Used In Investing Activities                      (99,506,103)   (295,800,915)   (207,686,191)
                                                          ------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                      (7,620,439)       (284,793)    (42,792,056)
  Issuance of debt                                           6,182,335     266,530,614     103,636,680
  Sale of Destineer stock                                            -      50,225,000               -
  Payment of dividends on preferred stock                            -      (8,406,084)     (8,437,500)
  Sale of stock and exercise of stock options              186,545,609       1,981,304       8,711,774
                                                          ------------   -------------   -------------
Net Cash Provided By Financing Activities                  185,107,505     310,046,041      61,118,898
  Effect of exchange rate changes on cash                        5,036              61               -
                                                          ------------   -------------   -------------
  Net increase (decrease) in cash and cash equivalents     116,285,471      16,462,524    (136,008,045)
  Cash and cash equivalents-beginning of year               12,872,784     129,158,255     145,620,779
                                                          ------------   -------------   -------------
  Cash and cash equivalents-end of year                   $129,158,255   $ 145,620,779   $   9,612,734
                                                          ============   =============   =============

       The accompanying notes are an integral part of these statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

   (1) ORGANIZATION AND NATURE OF OPERATIONS; RISKS AND UNCERTAINTIES:
   ORGANIZATION AND NATURE OF OPERATIONS

   Mobile Telecommunication Technologies Corp. ("Mtel" or the "Company") is a leading provider of nationwide messaging services in the United States. Mtel's wholly-owned subsidiary, SkyTel Corp. ("SkyTel"), operates a one-way nationwide messaging system in the United States whereby subscribers can be reached in thousands of towns and cities in the United States by means of a dedicated 931 MHz frequency licensed by the Federal Communications Commission ("FCC"), a ground-based transmitter system, leased satellite facilities and proprietary network software.

   On September 19, 1995, the Company launched commercial operation of SkyTel 2-Way(TM), the first two-way nationwide wireless messaging network in the United States, which enables subscribers to send and receive two-way messages through the use of a new class of small low-power, light-weight devices, as well as laptop and palmtop computers, without the need to know the location of the sender or receiver at the time of transmission. SkyTel 2-Way(TM) utilizes a proprietary system architecture designed and developed by Mtel and offers a broad range of communications services, including acknowledgment paging, wireless two-way messaging and information services. Mtel's 100%- owned subsidiary Destineer Corp. ("Destineer") owns the FCC license utilized by the SkyTel 2-Way(TM) network.

   Mtel, through its 100%-owned subsidiary Mtel International, Inc. ("Mtel International"), operates or has investments in entities that operate one-way wireless messaging systems in 14 countries worldwide. Mtel also provides its subscribers with access to an international messaging network that utilizes Mtel's proprietary technology and interconnects the systems operated by Mtel and its joint ventures with systems in Canada, Singapore and other countries.

   On February 17, 1995, Mtel acquired United States Paging Corporation ("USPC") in a merger in which USPC stockholders received 1.6 million shares of Mtel Common Stock having an aggregate value of approximately $30.5 million. USPC provides local and regional paging services with centralized and customized nationwide billing, computerized maintenance and service reporting and computerized automatic messaging for centralized dispatch. The merger has been accounted for as a pooling of interests and, accordingly, the financial statements of Mtel have been restated to include the results of USPC for all periods presented. On a stand alone basis, USPC had revenues and net income for the year ended December 31, 1993 of $15.5 million and $0.2 million, respectively, and revenues and net losses of $16.9 million and $1.3 million, respectively, for the year ended December 31, 1994.

   Mtel is also engaged in a variety of other telecommunications-related businesses including air-to-ground telecommunications operations, telephone answering services ("TAS") and other investments.

   RISKS AND UNCERTAINTIES

   The Company has incurred substantial operating losses in 1994 and 1995 and negative cash flows from operations in 1995 which have been driven by start-up losses associated with the introduction of

   SkyTel 2-Way(TM) and the Company's continuing international development efforts. Additionally, substantial capital expenditures were required during 1994 and 1995 related to the acquisition of narrowband personal communication services ("PCS") licenses, construction and development of the SkyTel 2-Way(TM) network, the purchase of messaging units required to support significant growth in SkyTel one-way units in service and international development activities. Management expects the Company to incur operating losses in 1996 and 1997 primarily as a result of continuing start-up losses related to SkyTel 2-Way(TM) and losses associated with international operations, most of which are also in the early stages of development.

   The Company's business plan calls for substantial growth in its SkyTel one-way and SkyTel 2-Way(TM) subscriber bases and for continued development and expansion of the SkyTel 2-Way(TM) network. This growth requires the availability of significant capital resources to fund capital expenditures for network expansion and messaging unit additions. Growth in the subscriber bases of both one-way messaging and SkyTel 2-Way(TM) will also be required in order for the Company to achieve consolidated operating profitability and positive operating cash flows. Management believes that the Company can achieve the anticipated growth in its subscriber base and that the required capital resources will be available to fund expected capital expenditures and operating losses. However, if such subscriber growth is not achieved or adequate capital resources are not available, the Company may not be able to complete its business plan or remain in compliance with its borrowing agreements.

   As discussed above, the Company began commercial operation of its SkyTel 2-Way(TM) messaging network in September 1995 and incurred losses attributable to SkyTel 2-Way(TM) of $62.2 million during 1995. The Company anticipates that SkyTel 2-Way(TM) will continue to incur losses during 1996 and 1997. The Company has invested approximately $378.8 million in assets and spectrum related to the SkyTel 2-Way(TM) network at December 31, 1995, and the Company expects to incur significant capital expenditures to complete development and expansion of the network and the related subscriber base. Management believes that the Company's investment in the assets of SkyTel 2-Way(TM) will be recovered through future operating cash flows of SkyTel 2-Way(TM). The ability of SkyTel 2-Way(TM) to generate sufficient levels of operating cash flow is dependent on the addition of a significant number of units in service and the availability of sufficient capital resources to continue the development of the network and fund its operating losses. Management's estimates of the cash flows generated by SkyTel 2-Way(TM) and the capital resources needed and available to complete its development could change, and such change could differ materially from the estimates used to evaluate the Company's ability to realize its investment. See Note 2 regarding the significance of the use of estimates in the Company's financial statements.

   As a result of higher than expected capital expenditures in the fourth quarter of 1995 related to the purchase of pagers to support the increasing one-way messaging subscriber base and to alleviate capacity constraints on the SkyTel one-way messaging network, together with costs incurred in connection with the construction, development and launch of SkyTel 2-Way(TM), the Company was in violation of a capital expenditure covenant in its bank loan agreement as of December 31, 1995 (see Note 6). Additional borrowings in January 1996 caused the Company to violate a leverage maintenance covenant. As a result of these covenant violations, the Company's borrowing availability under the bank credit facility was temporarily suspended. The Company obtained waivers of these covenant violations from the lending banks on March 29, 1996.

   On March 29, 1996, the lending banks and the Company entered into an Amended Credit Facility (as defined in Note 6). The Amended Credit Facility required as a condition to its effectiveness that the Company sell equity securities resulting in gross proceeds to the Company of at least $25 million. Microsoft Corporation ("Microsoft") and Kleiner Perkins Caufield & Byers ("KPCB") have agreed to purchase $25.0 million and $5.0 million, respectively, of the Company's Pay-in-Kind ("PIK") Preferred Stock. See Note
   8. The Amended Credit Facility provides the Company operating flexibility with respect to certain objectively measurable covenants, but requires that certain transactions involving the sale of additional equity securities of the Company, the sale of certain non-strategic assets and the sale of equity in certain international activities be completed by specific dates. These required transactions are as follows: (i) by May 15, 1996, the Company must complete the sale of equity securities in the Company (in addition to the equity purchased by Microsoft and KPCB) resulting in gross proceeds of at least $20 million, (ii) by June 30, 1996, the Company must complete the sale of the Company's interest in Mercury Paging Ltd.

   ("MPL") for certain minimum net cash proceeds (see Note 5), (iii) by June 30, 1996, the Company must complete the sale of equity securities in a subsidiary of the Company formed for the purpose of holding the Company's Latin American investments for certain minimum net cash proceeds and (iv) by December 31, 1996, the Company must complete the sale of equity securities in a subsidiary of the Company formed for the purpose of holding Asian investments for certain minimum net cash proceeds. Each of the above transactions, except for the sale of equity in the Company, were being pursued by the Company as part of its business plans prior to the execution of the Amended Credit Facility. The Company has initiated steps such as the engagement of financial advisors to complete each of the required transactions within the specified time periods and management believes that each required transaction will be completed. However, failure to meet any of the above conditions will result in an event of default which could accelerate the maturity of the borrowings under the Amended Credit Facility and other debt instruments.
   Certain covenants in the indenture relating to the Senior Notes limit the total indebtedness that may be incurred by the Company based primarily on the number of one-way and two-way messaging units placed in service since September 30, 1994. The Company believes that it may be required to solicit the consent of the holders of the Senior Notes to amend these covenants in 1996 in order to increase the total indebtedness authorized under these indenture covenants. However, if such consents are not obtained or are delayed, the Company's ability to borrow under the Amended Credit Facility could be limited. Any amendment to the indenture relating to the Senior Notes will require the consent of the lending banks.

   (2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

   Principles of Consolidation - The consolidated financial statements include the accounts of Mtel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

   Cash Equivalents and Short-term Investments - Mtel considers all cash investments purchased with a maturity of three months or less to be cash equivalents. Short-term investments consist of highly liquid securities, including direct obligations of the United States government and money market securities with a minimum A rating and a maturity of more than three months when purchased. The Company uses these short-term investments in its cash management program. Short-term investments are stated at cost plus accrued interest, which approximates market value.

   Accounts Receivable - Accounts receivable balances are net of allowances for losses of $2,350,000 and $5,596,000 as of December 31, 1994 and 1995,
   respectively.

   Property and Equipment - Property is recorded at cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the following estimated useful lives:

             Communications equipment        4 to 10 years
             Buildings and other property    3 to 20 years

   Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the accompanying statements of operations.

   Goodwill - Goodwill represents the excess cost over net tangible assets acquired, primarily as a result of the acquisition of SkyTel and Destineer minority interests (see Note 4) and TAS business combinations. Goodwill associated with acquisitions within the United States are amortized over 40 years. Goodwill associated with acquisitions of international paging operations are amortized over 5 years. Accumulated amortization related to goodwill at December 31, 1994 and 1995 was $3,365,000 and $4,946,000,
   respectively.

   Interest Capitalization - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Mtel capitalizes interest expense related to equity investments and the construction or purchase of certain assets which constitute activities preliminary to the commencement of the planned principal operation. Interest capitalized in the years ended December 31, 1993, 1994 and 1995 was $1,700,000, $2,900,000 and $25,900,000,
   respectively.

   Revenue Recognition - Revenue is recorded at the time of customer usage.

   Per Share Amounts - Net income per share in 1993 is determined by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year after giving effect for dilutive effects of common stock equivalents arising from stock options and convertible subordinated debt. Net loss per share in 1994 and 1995 is determined by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year with no effect given to common stock equivalents because such effect would be antidilutive. Weighted average common shares and common stock equivalents used for the purpose of calculating net income (loss) per share for 1993, 1994 and 1995 were 39,443,124, 36,831,880, and 50,812,475, respectively.
   Primary and fully diluted per share amounts were the same for each of the years presented.

   Foreign Currency - The assets and liabilities of international subsidiaries and equity investments in joint ventures are translated into U.S. dollars using the year-end exchange rate; revenues and expenses are translated at the average rate for the year. Foreign currency translation adjustments are charged to a separate component of stockholders' investment. Financial results of international subsidiaries and equity investments in joint ventures in countries with highly inflationary economies are translated using a combination of current and historical exchange rates and any adjustments are included in net earnings for the period. Foreign currency realized and unrealized gains and losses for the periods presented were not material.

   Income Taxes - Effective January 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes." The adoption of this statement did not have a material effect on the Company's financial position or results of operations. Mtel's deferred tax asset as of December 31, 1995 is primarily attributable to cumulative net operating loss carryforwards for federal income tax purposes of $127.3 million which expire in various amounts during 2003 through 2010. The deferred tax liability is primarily attributable to accelerated depreciation and amortization for tax purposes. A valuation allowance has been provided for the full net deferred tax asset because utilization of cumulative net operating loss carryforwards is dependent on the Company generating future taxable income of sufficient amounts to offset such cumulative losses. The provision (benefit) for income taxes in 1993, 1994 and 1995 is primarily attributable to state income taxes.

   The following represents the Company's deferred tax asset, deferred tax liability and related valuation allowance at December 31, 1994 and 1995:

                                                       1994                1995
   Deferred tax asset                          $ 34,957,000        $ 57,894,000
   Deferred tax liability                       (16,090,000)        (23,246,000)
   Valuation allowance                          (18,867,000)        (34,648,000)
                                               -------------       -------------
   Net deferred tax asset                      $          -        $          -
                                               =============       =============

   Fair Value of Financial Instruments - The carrying amounts at December 31, 1995 and 1994 for cash, short-term investments, accounts receivable, accounts payable and accrued liabilities are a reasonable estimate of their fair values. For 1995, the fair value of each of the other classes of financial instruments is estimated based on quoted market prices for the same or similar instruments. The carrying value and fair value at December 31, 1995 for Securities Restricted for Debt Service were $64,101,000 and $67,036,000, respectively. The carrying value and fair value at December 31, 1995 for the 13.5% Senior Notes were $265,000,000 and $294,150,000, respectively. The carrying value and fair value at December 31, 1995 for financial instruments included in Other Assets were $5,005,000 and $23,315,000, respectively. For 1994, the carrying values of each of these classes of financial instruments approximated their fair value.

   Recently Issued Accounting Standards - On January 1, 1994, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this statement did not have a material effect on the Company's financial position or results of operations. The Company has also adopted, to the extent applicable, the provisions of SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Company has not previously used derivative financial instruments to hedge its foreign currency exchange rate risks due, in part, to the lack of availability of appropriate hedging instruments in most of the countries in which Mtel has investments.

   In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". This statement requires that long-lived assets be reviewed for recoverability based on estimates of future net cash flows if events or circumstances give rise to questions as to the ability of the company to realize its investment in such long-lived assets. The statement is effective for fiscal years beginning after December 15, 1995. The Company will adopt the statement for the year ending

   December 31, 1996 and has not yet determined the impact of such adoption on its financial statements. The matters discussed in Note 1 could significantly influence the estimated future cash flows used by the Company to perform the evaluations required under SFAS No. 121.

   In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. This statement also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." However, entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has not determined whether it will elect to remain with the accounting in Opinion No. 25. The impact of the adoption of this statement on the Company's consolidated financial statements has not been determined.

   SkyTel 2-Way(TM) Launch Costs - SkyTel 2-Way(TM) launch costs represent primarily promotional and marketing costs incurred by the Company in 1995 in connection with the commencement of commercial operation of SkyTel 2-Way(TM). Such costs were incurred in addition to the advertising and marketing costs incurred in connection with on-going sales and marketing activities and are not expected to recur.

   Use of Estimates - Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates. The most significant estimates included in these financial statements relate to the estimated economic lives of and the Company's ability to realize its investment in certain licenses, equipment and software which comprise the Company's messaging networks. See Note 3. Specifically, the Company has incurred significant costs to acquire licenses and to construct the SkyTel 2-Way(TM) network. The Company estimates that this cost will be recovered through operating cash flows generated from SkyTel 2-Way(TM). As discussed above, SkyTel 2-Way(TM) commenced commercial operation in September 1995. In addition, the Company has made significant investments in certain international messaging activities which have not yet become profitable and which may require substantial additional investments to become fully developed (see Note 5). Management's estimates as to the extent and timing of cash flows generated by SkyTel 2-Way(TM) and certain international activities could change, and such change could differ materially from the estimates which were used to evaluate the Company's ability to realize its investments in the SkyTel 2-Way(TM) network and certain of its international activities at December 31, 1995.

   Prior Year Balances - Certain reclassifications have been made to previously reported balances to conform to current year presentation.



   (3) MESSAGING NETWORKS:

   Mtel continues to pursue its plan of developing nationwide and international messaging networks through investments in the United States and certain international locations. Costs incurred by the

   Company in establishing and constructing messaging networks in the United States and by the Company's majority owned subsidiaries in countries outside the United States include, among other things, property and equipment, internally developed software, legal organizational costs, costs of acquiring required licenses and certain other costs of establishing business operations.

   The following provides additional details with respect to the elements of the Company's messaging networks. See also Note 10 for additional information concerning the Company's business segments.

   Property and Equipment - Property and equipment consist of the following:


                                                                   DECEMBER 31,
                                                            1994           1995
   Land                                             $    282,796   $    282,581
   Buildings                                           3,723,430      4,126,749
   Communications equipment                          125,495,139    297,395,410
   Other                                              37,731,863     70,033,621
                                                    ------------   ------------
                                                     167,233,228    371,838,361
   Accumulated depreciation                          (47,912,681)   (77,211,919)
                                                    ------------   ------------
                                                    $119,320,547   $294,626,442
                                                    ============   ============

   Certificates of Authority and License Cost - Certificates of authority are primarily attributable to costs associated with obtaining one-way paging licenses and PCS licenses. Costs associated with licenses within the United States are amortized over periods not exceeding 40 years. Costs associated with obtaining licenses for international paging operations are amortized over 5 years. Accumulated amortization related to certificates of authority and license cost at December 31, 1994 and 1995 was $2,968,000 and $6,309,000, respectively.

   Destineer acquired two nationwide narrowband PCS licenses in an auction of licenses held by the FCC in July 1994 at a cost of approximately $127.5 million. Effective with the September 1995 commercial launch of SkyTel 2-Way(TM), the Company began amortizing the cost of the license currently being used to provide SkyTel 2-Way(TM) service (approximately $80 million) over a 40 year period. The Company will begin to amortize the cost of the acquired PCS license (approximately $47.5 million) that is not currently being used when the related frequency becomes operational. In July 1994, Destineer was granted by the FCC, pursuant to a Pioneer's Preference, the first nationwide narrowband PCS license for the deployment and commercialization of a two-way, nationwide wireless data network in the United States. However, the issuance of Destineer's initial narrowband PCS license was conditioned by the FCC upon the payment of a license fee of approximately $33.0 million. Mtel filed an appeal challenging the condition requiring payment for the license and in March 1996 the United States District Court for the D.C. Circuit issued a decision upholding the FCC's authority under the Communications Act to impose such a fee. However, the Court remanded the matter to the FCC for consideration of the propriety of imposing such a fee in light of Mtel's reliance on the FCC's public pronouncements that no such fee would be imposed and the granting by the FCC of other paging licenses without the imposition of any fee. Payment for the license will not be required to be made unless and until such litigation is definitively resolved adversely to the Company. Mtel does not currently utilize the frequency related to this conditional license.

   Network Construction and Development Costs - Network construction and development costs represent the costs associated with the construction and development of the SkyTel one-way messaging network and the SkyTel 2-Way(TM) network. These costs include software development costs, site acquisition and development costs, capitalized interest costs and other related costs. Network construction and development costs are amortized over periods not exceeding 10 years. Accumulated amortization related to network construction and development costs at December 31, 1994 and 1995 was $2,295,000 and $8,466,000, respectively.

   (4) ACQUISITION OF MINORITY INTEREST:

   On January 13, 1995, Mtel acquired the 9.7% of the outstanding shares of SkyTel common stock that Mtel did not already own in a transaction in which the minority stockholders of SkyTel received approximately 3.4 million shares of Mtel Common Stock with a fair value of approximately $49 million. The transaction was accounted for as the purchase of minority interest and resulted in goodwill of approximately $49 million. As a result of this transaction, all of the issued and outstanding shares of SkyTel common stock are owned by Mtel.

   On September 15, 1995, Mtel acquired the 19.9% of the outstanding shares of common stock of Destineer that it did not already own in a transaction in which the minority stockholders of Destineer received approximately 4.0 million shares of Mtel Common Stock with a fair value of approximately $85 million. The transaction resulted in goodwill of approximately $31 million. As a result of this transaction, all of the issued and outstanding shares of Destineer common stock are owned by Mtel.

   If the SkyTel and Destineer minority interest acquisitions had occurred on January 1, 1994, the unaudited proforma net loss and net loss per common share for the years ended December 31, 1995 and 1994 would have been $53.9 million and $1.17 per share and $22.5 million and $0.70 per share, respectively.

   (5) INTERNATIONAL INVESTMENTS:

   Mtel has equity investments in unconsolidated joint ventures that operate one-way wireless messaging systems in 10 countries outside the United States. Costs incurred by the Company in establishing its international relationships include property and equipment, software development costs, organizational costs and other costs of establishing business operations. Such costs are generally capitalized by Mtel until such time as the investee becomes operational, or a relationship is abandoned. If the relationship is abandoned, the capitalized costs are charged to expense. Once operations are established by the investee, Mtel classifies such costs based on the type of investment and determines the method of accounting for its investment based on, among other things, its ownership percentage and its ability to exercise significant influence over the investee's operations and management.

   Mtel provides one-way wireless messaging services through 100%-owned subsidiaries in Argentina and Hong Kong, a 98%-owned subsidiary in Colombia and a 90%-owned subsidiary in Uruguay. Accordingly, the results of operations in these countries are included in the Company's consolidated financial statements. The Company's ownership percentages in other countries range from 19% to 50%. Investments in which Mtel holds an ownership percentage of 20% to 50% are generally accounted for using the equity method. Any excess of Mtel's capitalized costs over the underlying book value of the Company's ownership in international operations (other than the United Kingdom) is treated as an intangible asset and is generally amortized over a five year period beginning when the investee becomes operational. Costs in excess of the underlying book value of Mtel's United Kingdom investment is amortized over a 40 year period. The Company's largest unconsolidated international equity investments are in the United Kingdom and Mexico.

   UNITED KINGDOM

   Mtel owns a 29% equity interest in MPL which provides nationwide paging services in the United Kingdom. Mtel recorded equity income from MPL of approximately $1.7 million, $2.7 million and $2.6 million for the years ended December 31, 1993, 1994 and 1995, respectively. For the year ended December 31, 1995, Mtel received dividends of approximately $1.2 million from MPL. As of December 31, 1994 and 1995, the carrying value of Mtel's investment in MPL was $23,767,000 and $24,995,000, respectively.

   The shareholders of MPL have announced their intention to sell all of the shares of MPL. It is anticipated that the sale will occur during 1996, and that no significant gain or loss will be realized by the Company as a result of such sale.

   MEXICO

   The Company owns a 49% equity interest, and Grupo Televisa, a media conglomerate based in Mexico City, owns a 51% equity interest, in Comunicaciones Mtel, S.A. de C.V. ("CMtel") which provides nationwide paging services in Mexico. Mtel recorded equity income of approximately $1.2 million, $1.6 million and $1.1 million for the years ended December 31, 1993, 1994 and 1995, respectively, from its investment in CMtel. As of December 31, 1994 and 1995, the carrying value of Mtel's investment in CMtel was $6,796,000 and $8,960,000, respectively.

   OTHER

   The Company holds 50% or less equity investments in several other international joint ventures which are in various stages of operations. For those entities which have commenced operations, other than MPL and CMtel, the Company's net investment at December 31, 1995 was approximately $10,128,000 as compared to approximately $8,293,000 at December 31, 1994. At December 31, 1995, these investments included operations in Paraguay, Peru, Ecuador, Guatemala, Brazil, Malta, Malaysia and Indonesia. Aggregate losses from 50% or less owned investments accounted for using the equity method, other than MPL and CMtel, were approximately $2,533,000, $442,000 and $194,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company's net investment in international joint ventures which were not yet operational was approximately $23,961,000 at December 31, 1995 as compared to $19,951,000 at December 31, 1994.

   The Company currently expects that it will require external capital to fund its one-way paging operations in many of the countries in which it has investments. Because Mtel operates in a number of countries, capital requirements may vary and will depend upon (i) general trends in the paging industry in each particular country, (ii) exchange rates of such countries' currencies and (iii) the success achieved in each country. The Company is currently seeking equity partners to invest in its development activities in Latin America and Asia. As a result, the Company's ownership percentage in certain of its international subsidiaries or investees may be reduced.

   The Company's operations and investments in each of its international markets are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation or other adverse regulatory or legislative developments, limitations on the removal of investment income, capital and other assets and exchange rate fluctuations.

   (6) DEBT:

   A summary of debt is as follows:

                                                                           DECEMBER 31,
                                                                 1994              1995
   13.5% Senior Notes due 2002                           $265,000,000      $265,000,000
   Bank Credit Facility                                             -        65,500,000
   6.75% Convertible subordinated debentures due 2002       2,677,000         1,512,000
   Other notes payable                                      6,001,787         2,525,146
                                                         ------------      ------------
                                                          273,678,787       334,537,146
   Less current maturities                                     49,820         1,278,426
                                                         ------------      ------------
                                                         $273,628,967      $333,258,720
                                                         ============     =============

   On December 22, 1995, SkyTel obtained a $250 million secured revolving credit facility (the "Bank Credit Facility") from a syndicate of financial institutions (the "Bank Group"). The Bank Credit Facility is being used for capital expenditures, working capital and other general corporate purposes. Borrowings under the Bank Credit Facility bear interest, at SkyTel's election, at (i) the London Interbank Offering Rate plus a margin of 200 to 250 basis points or (ii) an alternate base rate (as defined in the credit facility) plus a margin of 100 to 150 basis points. The margin over the applicable rate is based on the ratio of Mtel's consolidated indebtedness to SkyTel's operating cash flow determined on a quarterly basis. The borrowings outstanding at December 31, 1995 carried a 10% interest rate as of that date. Borrowings under the Bank Credit Facility are guaranteed by Mtel and its U.S. subsidiaries and are secured by substantially all of the assets of SkyTel, Mtel and Mtel's other U.S. subsidiaries. The credit agreement relating to this facility contains covenants customary for such facilities, including covenants limiting capital expenditures and additional indebtedness, and requiring the maintenance of various financial and operating ratios. As of December 31, 1995, SkyTel was not in compliance with the capital expenditure limitations of the credit facility, and borrowings incurred under the facility in January 1996 caused SkyTel to exceed borrowing limitations. SkyTel has obtained waivers from the Bank Group for each of these violations of the credit facility. In addition, on March 29, 1996, SkyTel and the Bank Group completed an amendment to the credit facility (the "Amended Credit Facility") to provide SkyTel additional operating flexibility under the covenants of the credit facility.

   Other conditions of the Amended Credit Facility require the Company to (i) by May 15, 1996, complete the sale of equity securities in the Company, in addition to the equity purchased by Microsoft and KPCB (see Note 8), resulting in gross proceeds of at least $20 million, (ii) by June 30, 1996, complete the sale of the Company's interest in MPL for certain minimum net cash proceeds (see Note 4), (iii) by June 30, 1996, complete the sale of equity securities in a subsidiary of the Company formed for the purpose of holding the Company's Latin American investments for certain minimum net cash proceeds and (iv) by December 31, 1996, complete the sale of equity securities in a subsidiary of the Company formed for the purpose of holding Asian investments for certain minimum net cash proceeds.

   As discussed in Note 8, the Company has entered into agreements for the sale of $30,000,000 of PIK Preferred Stock, and is currently seeking purchasers for an additional $20 to $30 million. Management of the Company believes that all of the conditions of the Amended Credit Facility will be met. However, failure to meet any of the above conditions will result in an event of default which could accelerate the maturity of the borrowings under the Amended Credit Facility and the 13.5% Senior Notes discussed in the following paragraph. See Notes 5 and 8. The $250 million commitment available to SkyTel for borrowings under the facility reduces quarterly commencing on March 31, 1999. The quarterly reductions in the total Amended Credit Facility commitment are $22,500,000 for each quarter in 1999, $27,500,000 for each quarter in 2000 and $12,500,000 for each quarter in 2001.

   On December 30, 1994, the Company completed a public offering of $265,000,000 principal amount of 13.5% Senior Notes (the "Senior Notes") due 2002. Interest on the Senior Notes is payable semi-annually on June 15 and December 15 of each year. The Company used approximately $93.6 million of the net proceeds to purchase a portfolio of securities pledged as security for payment of interest on the Senior Notes through December 15, 1997. The portfolio is comprised of U.S. government securities with maturities designed to coincide with the dates that interest on the Senior Notes is payable. The Senior Notes will mature on December 15, 2002 and are subject to redemption at the option of the Company, in whole or in part, at any time on or after December 15, 1998, at a redemption price of par plus a premium (for any redemption prior to December 15, 2001) and any accrued and unpaid interest, to the date of redemption. In addition, at any time prior to December 15, 1997, at the option of the Company, up to 25% of the aggregate principal amount of the Senior Notes may be redeemed at a redemption price equal to 114.5% of the principal amount of the Senior Notes at the date of redemption, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from the sale of at least $75.0 million of certain equity securities to a strategic equity investor meeting certain qualifications; provided, that at least 75% of the aggregate principal amount of the Senior Notes originally issued in the offering remains outstanding following any such redemption. The Senior Notes are senior obligations of the Company and rank senior in right of payments to all subordinated indebtedness of the Company. The Indenture related to the Senior Notes imposes certain restrictions on additional indebtedness which the Company may incur. During 1996 management expects to solicit the consent of the holders of the Senior Notes to increase the additional borrowing limits under the Indenture; otherwise, the Company's ability to borrow under the Amended Credit Facility may be limited.

   On May 28, 1992, the Company completed an underwritten public offering of $86,250,000 principal amount of 6.75% Convertible Subordinated Debentures (the "Debentures") due May 15, 2002. On December 12, 1994, the holders of the Debentures converted $82.2 million in aggregate principal amount of Debentures into Mtel Common Stock pursuant to a conversion offer made by the Company and received, in addition to approximately 8.2 million shares of Mtel Common Stock, a cash payment equal to approximately $45 per $1,000 face amount of Debentures. The aggregate amount of this conversion cost, $3.1 million, was charged to expense in 1994. Interest on the remaining Debentures is payable semi-annually on May 15 and November 15. The Debentures are convertible into common stock of the Company at $10 per share.

   (7) COMMITMENTS AND CONTINGENCIES:

   At December 31, 1995, Mtel was committed under noncancelable operating leases expiring on various dates. The leases are primarily for the rental of office space, antenna sites and vehicles.

   Annual commitments for rental payments on such leases in each of the years ending December 31, 1996 through 2000 and thereafter are as follows:

                                                                       MINIMUM
                                                                        RENTAL
   YEAR                                                               PAYMENTS
   1996                                                           $ 34,338,000
   1997                                                             28,924,000
   1998                                                             23,599,000
   1999                                                             17,904,000
   2000                                                             10,747,000
   Thereafter                                                        9,637,000

   Rental expense for operating leases was approximately $10,908,000, $12,980,000 and $22,438,000 during the years ended December 31, 1993, 1994 and 1995, respectively.

   The Company currently acquires a significant portion of its high-speed pagers from a single vendor. The ability of the Company to continue to provide high-speed pagers to its customers is largely dependent on the vendor's ability to supply such pagers on a timely basis.

   Mtel has entered into an agreement with Wireless Access, Inc. with respect to the design and manufacture of personal messaging units for the SkyTel 2-Way(TM) network. The Company's total commitment under this agreement is approximately $18 million, approximately one-half of which is expected to be fulfilled in the first half of 1996 with the remainder contingent upon future product development by Wireless Access, Inc.

   In January 1994, five civil complaints were filed against the Company and certain of its officers and directors. These complaints alleged, generally, violations of certain federal securities laws and common law causes of action for fraud and negligent misrepresentation because of certain alleged material misstatements and omissions in the Company's filings and public statements. These actions were consolidated in May 1994. On November 8, 1995, the United States District Court for the Southern District of Mississippi issued a Memorandum Opinion and Order dismissing in its entirety the consolidated complaint.

   The Company is involved in various other legal matters and claims which are being defended and handled in the ordinary course of business. None of these other matters is expected, in the opinion of management, to have a material adverse effect upon the financial position or results of operations of the Company.

   (8) STOCKHOLDERS' INVESTMENT:

   In July 1989, Mtel declared a dividend of one stock purchase right for each outstanding share of Mtel Common Stock. Under certain conditions, each right may be exercised to purchase from Mtel one one-hundredth of a share of Mtel Series C Junior Participating Preferred Stock, $.01 par value per share, at a price of $30, subject to adjustment. The rights may only be exercised after a public announcement that a party has acquired or obtained the right to acquire 20% or more of the outstanding shares of Mtel Common Stock or after commencement of a tender offer or exchange offer for 20% or more of the outstanding shares of Mtel Common Stock. The rights, which do not have voting rights, expire in 1999, and may be redeemed by Mtel at a price of $.01 per right at any time prior to their expiration or the acquisition of 20% of the outstanding shares of Mtel Common Stock. In the event that Mtel is acquired in a merger or other business transaction not approved by the Mtel Board of Directors, each holder of a right shall have the right to receive that number of shares of Mtel Common Stock that would have a market value of two times the exercise price of the right.

   On October 19, 1993, the Company sold 3,750,000 shares of $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") at a price of $50 per share with an aggregate liquidation value of approximately $188 million. The sale of the Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws. The Preferred Stock is convertible at any time at the option of the holder into shares of common stock of the Company at a conversion rate of 1.1111 common shares for each share of Preferred Stock. The Preferred Stock is mandatorily redeemable under conditions outside the control of the Company in certain circumstances and such redemption may be made in common stock of the Company or cash at the Company's option. Net proceeds to the Company, after deducting the expenses of the offering and the discounts to the initial purchasers, were approximately $181 million.

   In March 1996, the Company completed agreements to sell 30,000 shares of its Cumulative Convertible Accruing PIK Preferred Stock (the "PIK Preferred") to Microsoft and KPCB which will result in proceeds to the Company of $30 million. The proceeds from the sale of the PIK Preferred will be used to fund the continuing development costs associated with the SkyTel 2-Way(TM) network and for general corporate purposes. Holders of the PIK Preferred are entitled to receive dividends out of funds legally available therefor at an annual rate of 7.5% (or $75 per share of PIK Preferred), payable quarterly on each March 15, June 15, September 15 and December 15. The Company has the option, however, to pay dividends on the PIK Preferred through the fifth anniversary of the date of issuance or until cash dividends are permitted under the Company's Bank Credit Facility or the indenture pertaining to the Senior Notes in the form of additional shares of PIK Preferred. Dividends on the PIK Preferred are cumulative and will accrue from the date of original issue. The PIK Preferred ranks junior in right of payment to the Company's outstanding Preferred Stock. Each share of PIK Preferred may be converted at the option of the holder into shares of Mtel Common Stock at a conversion price of $17.90 per share of Mtel Common Stock for each share of PIK Preferred, subject to adjustment upon the occurrence of certain events. The Company is currently involved in discussions with other prospective investors regarding the purchase of an additional $20 to $30 million of PIK Preferred. See Note 6.

   (9) EXECUTIVE INCENTIVE PLANS:

   In October 1988, the Board of Directors of Mtel adopted an Executive Incentive Plan (the "1988 Plan"). The 1988 Plan provides for the granting of stock options, stock appreciation rights, performance units and restricted stock to officers and employees for a maximum of 2,500,000 shares of Mtel Common Stock. In October 1990, the Board of Directors of Mtel adopted the 1990 Executive Incentive Plan (the "1990 Plan"). The 1990 Plan, as amended by the vote of the stockholders at the 1995 annual meeting, similarly provides for the granting of stock options, stock appreciation rights, performance units and restricted stock not to exceed an additional 6,000,000 shares of Mtel Common Stock. Options may be granted under both the 1988 Plan and 1990 Plan to purchase shares of Mtel Common Stock at a price not less than the fair market value on the date of grant. Option rights under both the 1988 Plan and the 1990 Plan generally become exercisable as to 33 1/3% of the shares of Mtel Common Stock covered thereby on the first anniversary of the date of the grant, and become exercisable as to an additional 33 1/3% 18 months and 24 months after the date of the grant. All options expire ten years from the date of the grant.

   Mtel also has a Long-Term Management Incentive Plan (the "Long-Term Incentive Plan") which was approved by the stockholders of the Company in its May 1993 annual meeting. The Long-Term Incentive Plan provides for awards consisting of cash, shares of the Company's common stock or stock options, or any combination thereof, to officers and key employees of the Company and its subsidiaries selected for participation by the Compensation Committee of the Board of Directors. The awards are payable if Mtel's total return to stockholders over the three-year performance cycle exceeds the rate of return on a three-year Treasury bill over the performance cycle and meets or exceeds certain levels of the total rate of return to stockholders of a group of companies within the radio telecommunications industry group. Mtel has reserved 500,000 shares from its authorized but unissued shares of common stock for awards pursuant to the Long-Term Incentive Plan.

   In March 1993, the Board of Directors of the Company adopted the Company's 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan") which authorizes the granting of options to purchase up to 500,000 shares of common stock of Mtel to the Company's employees. The Stock Purchase Plan was approved by the stockholders of the Company in its annual meeting held in May 1993. All employees of the Company and its subsidiaries who are not executive officers of the Company and who have been employed for six months or more are eligible to elect to be granted options under the Stock Purchase Plan. The purchase price for optioned stock will be the lesser of (a) 85 percent of the fair market value of the common stock on the date of grant, or (b) 85 percent of such fair market value on the date of exercise of the option. Employees may elect to have up to 10 percent of their compensation withheld from payroll and applied to purchase common stock under the Stock Purchase Plan. A total of 32,444 and 43,140 shares of common stock of the Company was issued under the Stock Purchase Plan during 1994 and 1995, respectively.

   In addition, Mtel has granted directors who are not officers of Mtel certain nonqualified options outside of the Executive Incentive Plans. These nonqualified stock options become exercisable in accordance with terms similar to options granted under the Executive Incentive Plans. There was no compensation expense attributable to these options.

   Stock option activity is summarized as follows:

                                          1993                   1994                 1995
                                  --------------------  --------------------  --------------------
                                               AVERAGE               AVERAGE               AVERAGE
                                  NUMBER OF   EXERCISE  NUMBER OF   EXERCISE  NUMBER OF   EXERCISE
                                    OPTIONS      PRICE    OPTIONS     PRICE     OPTIONS     PRICE
OUTSTANDING, BEGINNING OF YEAR    4,530,375      $5.66  3,673,700     $ 5.72  4,738,512     $ 9.25
    Granted                          60,670       8.46  1,373,890      18.08    709,100      24.44
    Exercised                      (897,048)      5.80   (246,368)     16.54   (936,379)     19.44
    Canceled                        (20,297)      9.01    (62,710)      7.42    (29,452)     16.22

OUTSTANDING, END OF YEAR          3,673,700      $5.72  4,738,512     $ 9.25  4,481,781     $12.13

   Options to purchase 3,200,269 shares of common stock were exercisable at an average exercise price of $8.19 per share at December 31, 1995.

   (10) SEGMENT INFORMATION:

   Mtel is principally engaged in the telecommunications business through SkyTel, SkyTel 2-Way(TM) and Mtel International. The Company's other businesses include air-to-ground telecommunications operations, telephone answering services and other investments. For purposes of reporting operating income (loss) for the Company's business segments, certain indirect operating, selling and general and administrative costs must be allocated among the business segments. Such costs are generally allocated among the SkyTel, SkyTel 2-Way(TM) and International segments based on the percentage of time spent by the applicable personnel on each segment's activities.

   For the year ended December 31, 1994, international revenues, operating income (loss) and depreciation and amortization are comprised primarily of the Company's Argentina and Colombia operations. International revenues, operating income (loss) and depreciation and amortization for the year ended December 31, 1995 are comprised of the Company's operations in Argentina, Colombia, Hong Kong and Uruguay. Net Income (Loss) - International for the years ended December 31, 1993, 1994 and 1995 includes equity income of $2.7 million, $3.8 million and $1.2 million, respectively, relating to its minority-owned investments in the United Kingdom, Mexico and certain other countries. Net Income (Loss) - International for 1993 also includes a gain of $4.0 million from the sale of a Thailand paging company in the third quarter of 1993. Net Income (Loss) - Other for 1994 includes a gain of $2.5 million from the sale of the Company's digital point-to-point microwave system and a gain of $2.2 million from the sale of two specialized mobile radio licenses and assets. Net Income (Loss) - Other for 1995 includes a $2.5 million gain from the sale of a portion of the Company's stock in a non-strategic investee.

   For periods prior to 1995, interest expense was charged to SkyTel based on the level of advances from Mtel using a rate of prime plus 1%. Subsequent to Mtel's acquisition of the minority interests of SkyTel, SkyTel has not been charged interest on such advances. Interest expense charged to SkyTel by the Company in 1993 and 1994 was $6,317,000 and $7,380,000, respectively.

   No provision or benefit for income taxes has been reflected in the determination of net income (loss) for the Company's business segments because the Company incurred no income tax liability on a consolidated basis.



Summarized information about Mtel's operations in its principal segments is presented below:

                                                                   DECEMBER 31,
                                    1993                      1994         1995
                                                       (In thousands of dollars)

REVENUES-
  SkyTel                                  $131,595                  $150,455              $225,146
  SkyTel 2-Way(TM)                               -                         -                 1,213
  International                                 80                     2,485                10,121
  Other                                     12,790                    10,330                 9,511
                                          --------                  --------              --------
                                          $144,465                  $163,270              $245,991

OPERATING INCOME (LOSS)-
  SkyTel                                  $ 21,750                  $ (4,608)             $ 21,225
  SkyTel 2-Way(TM)                          (2,148)                   (4,344)              (54,311)
  International                               (962)                  (10,755)              (21,392)
  Other                                     (5,093)                   (4,872)               (3,944)
                                          --------                  --------              --------
                                          $ 13,547                  $(24,579)             $(58,422)

DEPRECIATION AND AMORTIZATION-
  SkyTel                                  $ 13,547                  $ 17,520              $ 27,998
  SkyTel 2-Way(TM)                               -                         -                 6,314
  International                                945                     1,826                 4,938
  Other                                      3,205                     2,947                 3,059
                                          --------                  --------              --------
                                          $ 17,697                  $ 22,293              $ 42,309

NET INCOME (LOSS)-
  SkyTel                                  $ 14,103                  $(14,688)             $ 20,184
  SkyTel 2-Way(TM)                          (2,148)                   (4,344)              (62,168)
  International                              6,043                    (6,779)              (21,380)
  Other                                     (1,035)                    5,965                11,337
                                          --------                  --------              --------
                                          $ 16,963                  $(19,846)             $(52,027)

TOTAL ASSETS-
  SkyTel                                  $ 88,313                  $117,708              $254,886
  SkyTel 2-Way(TM)                          15,765                   190,740               378,784
  International                             69,400                   116,449               102,965
  Other                                    232,574                   290,574               114,779
                                          --------                  --------              --------
                                          $406,052                  $715,471              $851,414

CAPITAL EXPENDITURES-
  SkyTel                                  $ 35,437                  $ 35,483              $ 90,132
  SkyTel 2-Way(TM)                          12,985                   176,808               162,339
  International                              1,481                    11,190                12,978
  Other                                      2,040                     4,186                11,859
                                          --------                  --------              --------
                                          $ 51,943                  $227,667              $277,308

   (11) QUARTERLY FINANCIAL DATA (UNAUDITED):
   Selected unaudited quarterly financial data is as follows:

                                                                                                                     QUARTER ENDED
                                               MARCH 31,                  JUNE 30,             SEPTEMBER 30,          DECEMBER 31,

                                         1994       1995      1994         1995      1994         1995       1994       1995
                                                                                   (In thousands of dollars, except per share data)
Revenues                              $40,341    $50,628   $38,133     $ 56,864   $39,668     $ 64,423   $ 45,128   $ 74,076
Operating income (loss)               $ 1,339    $(5,300)  $(7,398)    $ (3,946)  $(7,794)    $ (7,332)  $(10,726)  $(41,844)
Net income (loss)                     $ 4,597    $(4,009)  $(3,607)    $   (993)  $(6,334)    $ (6,640)  $(14,503)  $(40,385)
Net income (loss) per
  common share                          $0.07     $(0.13)   $(0.16)    $  (0.06)  $ (0.23)    $  (0.17)  $  (0.43)  $  (0.79)

   Net income per share is determined by dividing net income by the weighted average number of shares outstanding during the quarter after giving effect for common stock equivalents arising from stock options and convertible subordinated debt. In the first quarter of 1994, primary and fully diluted net income per share were the same. Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the quarter with no effect given to common stock equivalents because such effect would be antidilutive.

   The operating loss and net loss for the quarter ended December 31, 1995 include the SkyTel 2-Way(TM) launch costs and the first full quarter of operating costs, depreciation and amortization and interest expense attributable to the SkyTel 2-Way(TM) network.

   (12) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid by Mtel during the years ended December 31, 1993, 1994 and 1995 amounted to $6,923,000, $6,571,000 and $35,344,000, respectively. No federal income taxes were paid during these years. See Note 4 for information on noncash transactions.

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                    SCHEDULE II


                                        Balance of          Charge to                                  Balance at
                                        beginning           costs and      Accounts                      end of
Description                             of period           expenses       written off    Deductions     period
- --------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
   1993                                    930,284           1,465,437        1,087,661            0      1,308,060
   1994                                  1,308,060           2,314,397        1,271,881            0      2,350,576
   1995                                  2,350,576           6,880,223        3,634,408            0      5,596,391

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE

To Mobile Telecommunication Technologies Corp.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Mobile Telecommunication Technologies Corp. included in this Form 10-K, and have issued our report thereon dated April 1, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statement schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Jackson, Mississippi,
April 1, 1996,