Form 10-Q
period 1996-03-31
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1996-05-15
CIK 842915

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 1996
Commission File No. 0-17316


                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                                64-0518209
       --------------------------------          -----------------------------
       (State or other jurisdiction              (I.R.S. Employer
       of incorporation or organization)         Identification Number)


        200 South Lamar Street, Mtel Centre,  Jackson, Mississippi 39201
        -----------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)


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

                               YES    X   NO ______
                                   -------

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                        54,259,697 shares of Common Stock,
                         par value $.01 per share, as of
                                  April 30, 1996

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX



PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets--March 31, 1996 and December 31, 1995.

          Consolidated Statements of Operations--Three Months Ended March 31, 1996 and 1995.

          Consolidated Statements of Cash Flows--Three Months Ended March 31, 1996 and 1995.

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES
          ----------
                                       2

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                     March 31,      December 31,
                                                        1996            1995
                                                   --------------  --------------
ASSETS:

CURRENT ASSETS
 Cash and cash equivalents                         $   7,064,832   $   9,612,734
 Accounts receivable, net                             56,983,808      46,313,031
 Other receivables                                    37,075,920       5,488,392
 Other current assets                                 13,231,924       3,700,019
                                                   -------------   -------------

  TOTAL CURRENT ASSETS                               114,356,484      65,114,176
                                                   -------------   -------------

MESSAGING NETWORKS
 Property and equipment, net                         312,583,442     294,626,442
 Certificates of authority and license cost          160,467,375     159,101,539
 Network construction and development costs           89,505,828      88,145,489
                                                   -------------   -------------

  TOTAL MESSAGING NETWORKS                           562,556,645     541,873,470
                                                   -------------   -------------

GOODWILL                                              87,501,825      88,144,574

INVESTMENT IN UNCONSOLIDATED INTERNATIONAL VENTURES   69,654,387      68,043,591

OTHER ASSETS
  Securities restricted for debt service              56,407,789      64,101,245
  Other                                               21,510,917      24,136,475
                                                   -------------   -------------

  TOTAL OTHER ASSETS                                  77,918,706      88,237,720
                                                   -------------   -------------

                                                   $ 911,988,047   $ 851,413,531
                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
 Current maturities of long-term debt              $   1,275,011   $   1,278,426
 Accounts payable and accrued liabilities            125,086,841      93,281,635
                                                   -------------   -------------

  TOTAL CURRENT LIABILITIES                          126,361,852      94,560,061
                                                   -------------   -------------

LONG-TERM DEBT                                       363,104,781     333,258,720

MINORITY INTEREST                                         48,260          54,501

STOCKHOLDERS' INVESTMENT
 Preferred Stock, par value $.01 per share;
   25,000,000 shares authorized;  3,750,000
    shares of
   $2.25 Cumulative Convertible Exchangeable
   Preferred Stock outstanding  in 1996 and 1995;
   30,000 shares of  7.5% Cumulative Convertible
   Accruing PIK Preferred Stock outstanding
   in 1996                                                37,800          37,500
 Common stock, par value $.01 per share;
  75,000,000 shares authorized; shares issued:
  54,160,711 in 1996 and 54,134,711 in 1995              541,607         541,347
 Additional paid-in capital                          587,983,856     557,837,759
 Accumulated deficit                                (164,067,060)   (133,383,935)
 Cumulative translation adjustment                    (2,023,049)     (1,492,422)
                                                   -------------   -------------

  TOTAL STOCKHOLDERS' INVESTMENT                     422,473,154     423,540,249
                                                   -------------   -------------

                                                   $ 911,988,047   $ 851,413,531
                                                   =============   =============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended
                                                                      March 31,
                                                          ---------------------------------

                                                                1996              1995

                                                          -------------        ------------

Revenues                                                  $  80,584,096        $ 50,628,191

Expenses:
   Operating                                                 28,881,557          11,904,344
   Selling, general and administrative                       56,087,543          36,918,588
   Depreciation and amortization                             21,751,243           7,105,054
                                                          -------------        ------------

                                                            106,720,343          55,927,986
                                                          -------------        ------------

Operating income (loss)                                     (26,136,247)         (5,299,795)

Interest income                                               1,436,310           4,200,776
Interest expense                                             (9,989,762)         (3,177,027)
Gain (loss) on sale of assets                                 6,649,408                (973)
Other income                                                     30,148             443,705
                                                          -------------        ------------

Income (loss) before income taxes
   and equity income (losses)                               (28,010,143)         (3,833,314)

Provision for income taxes                                      620,823             167,212
Equity in income (losses) of
   investments                                                   57,208              (7,960)
                                                          -------------        ------------


Net income (loss)                                          ($28,573,758)        ($4,008,486)

Preferred dividend requirement                                2,109,375           2,109,375
                                                          -------------        ------------

Net income (loss) available to common stockholders         ($30,683,133)        ($6,117,861)
                                                          =============        ============

Net income (loss) per common share                               ($0.57)             ($0.13)
                                                          =============        ============




                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                            ----------------------------------

                                                                                  1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          ($28,573,758)      $ (4,008,486)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                              21,751,243          7,105,054
    Provision for losses on accounts receivable                                 4,453,909          1,622,838
    Amortization of debt issuance costs                                           560,041             36,715
    Foreign currency transaction (gain) loss                                      (23,907)             9,764
    (Gain) loss on sale of assets                                              (6,649,408)               973
    Losses attributable to minority interests                                      (6,241)          (453,468)
    Equity in (income) losses from investments                                    (57,208)             7,960
  Change in assets and liabilities:
    (Increase) in accounts receivable                                         (15,124,686)        (7,146,138)
    (Increase) in other receivables                                            (1,612,404)             -
    (Increase) decrease in other current assets                                (9,531,905)         2,977,555
    Increase in accounts payable and accrued liabilities                       31,805,206          7,171,322
                                                                            -------------       ------------

  Net Cash Provided By Operating Activities                                    (3,009,118)         7,324,089
                                                                            -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                  8,981,877              -
  Capital expenditures, net                                                   (41,087,146)       (46,226,492)
  (Increase) in investment in unconsolidated international ventures            (2,106,733)        (3,932,014)

  (Increase) decrease in other assets                                           6,744,499         (2,202,625)
  (Increase) in short term investments                                              -            (25,984,079)
                                                                            -------------       ------------

  Net Cash (Used In) Investing Activities                                     (27,467,503)       (78,345,210)
                                                                            -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                           30,000,000             41,288
  Principal payments on long-term debt                                           (133,447)        (5,960,118)
  Payment of dividends on preferred stock                                      (2,109,375)        (2,109,375)
  Sale of stock and exercise of options                                           171,541          3,104,261
                                                                            -------------       ------------

  Net Cash Provided By (Used In) Financing Activities
                                                                               27,928,719         (4,923,944)
                                                                            -------------       ------------


       Net (decrease) in cash and cash equivalents                             (2,547,902)       (75,945,065)

       Cash and cash equivalents - beginning of period                          9,612,734        145,620,779
                                                                            -------------       ------------

       Cash and cash equivalents - end of period                            $   7,064,832       $ 69,675,714
                                                                            =============       ============



                See notes to consolidated financial statements.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION; RISKS AND UNCERTAINTIES

       Mobile Telecommunication Technologies Corp. ("Mtel" or the "Company") is a leading provider of nationwide messaging services in the United States.
Mtel's wholly-owned subsidiary, SkyTel Corp. ("SkyTel"), operates a one-way nationwide messaging system whereby subscribers can be reached in thousands of towns and cities in the United States by means of two dedicated 931 MHz frequencies licensed by the Federal Communications Commission ("FCC"), a ground-based transmitter system, leased satellite facilities and proprietary network software.

       On September 19, 1995, the Company launched commercial operation of SkyTel 2-Way/TM/, the first two-way nationwide wireless messaging network in the United States, which enables subscribers to send and receive two-way messages through the use of a new class of small low-power, light-weight devices, as well as laptop and palmtop computers, without the need to know the location of the sender or receiver at the time of transmission. SkyTel 2-Way/TM/ utilizes a proprietary system architecture designed and developed by Mtel and offers a broad range of communications services, including acknowledgment paging, wireless two-way messaging and information services. Mtel's 100%-owned subsidiary Destineer Corp. owns the FCC license utilized by the SkyTel 2-Way/TM/ network.

       Mtel, through its 100%-owned subsidiary Mtel International, Inc. ("Mtel International"), operates or has investments in entities that operate one-way wireless messaging systems in various countries worldwide. Mtel also provides its subscribers with access to an international messaging network that utilizes Mtel's proprietary technology and interconnects the systems operated by Mtel and its joint ventures with systems in Canada, Singapore and other countries.

       Mtel is also engaged in a variety of other telecommunications-related businesses including air-to-ground telecommunications operations and telephone answering services.

       Mtel operates primarily through three business segments: SkyTel one-way messaging, SkyTel 2-Way (TM) and international messaging operations. For the first quarter of 1996, SkyTel one-way messaging, the Company's principal operating segment, reported revenues of $72.2 million, operating income of $13.1 million and net income of $11.9 million. SkyTel 2-Way, (TM), which commenced commercial operation in September 1995 and is currently in a start-up phase, reported revenues of $2.0 million, an operating loss of $31.6 million and a net loss of $41.2 million for the first quarter of 1996. Mtel's international operations reported revenues of $4.1 million, an operating loss of $5.8 million and a net loss of $7.5 million from its majority-owned ventures for the quarter ended March 31, 1996. For purposes of reporting operating income (loss) for the Company's business segments, certain indirect operating and selling, general and administrative costs are allocated among the business segments based on the percentage of time spent by personnel on each segment's activities.

       See Note 1 of Notes to Consolidated Financial Statements in Mtel's Annual Report on Form 10-K for the year ended December 31, 1995 for a discussion of certain risks and uncertainties involving the Company's ability to generate future positive operating cash flows and operating income, the March 1996 amendment of the bank credit facility and the impact of certain events and transactions required by such amendment on the availability of the capital resources needed by the Company to complete its business plans.

2.     BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Mtel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       The Company's consolidated financial statements for the three months ended March 31, 1996 and 1995 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. The results for the period are not necessarily indicative of the results for the year ending December 31, 1996.

3.     EARNINGS (LOSS) PER SHARE

       Loss per share for the first quarter of 1996 and 1995 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period with no effect given to common stock equivalents arising from stock options, convertible subordinated debt and convertible preferred stock because such effect would be antidilutive. The weighted average number of shares of common stock outstanding in the first quarter of 1996 and 1995 was 54,146,216 and 48,847,963, respectively.

4.     FOREIGN CURRENCY

       The assets and liabilities of international subsidiaries are translated into U.S. dollars using the period-end exchange rates. Revenues and expenses are translated at the average rates during the periods presented. Translation adjustments are charged to a separate component of stockholders' investment.

5.     BANK CREDIT FACILITY

       In December 1995, SkyTel established a $250.0 million secured revolving credit facility with a syndicate of financial institutions. As part of the bank credit facility, SkyTel is also provided with access to letters of credit in an amount up to $20.0 million. Borrowings under the credit facility may be used for capital expenditures, working capital and other general corporate purposes.

       As a result of higher than projected capital expenditures in the fourth quarter of 1995, primarily related to the purchase of pagers to support one-way sales, the purchase of Flex pagers to alleviate capacity constraints on the Company's one-way messaging network and higher than expected development costs associated with the SkyTel 2-Way/TM/ network, SkyTel incurred higher than expected borrowings under its bank credit facility. The capital expenditures and resulting borrowings caused SkyTel to be in violation of a capital expenditure covenant in its bank loan agreement as of December 31, 1995 and a leverage maintenance covenant during the first quarter of 1996, and resulted in a temporary suspension of the Company's borrowing availability under the bank credit facility. On March 29, 1996, the lending banks waived these covenant violations and agreed to certain amendments to the bank loan agreement to provide additional operational flexibility under the bank credit facility.

    As a result of the amendment, the interest rate on borrowings under the credit facility through March 31, 1997 will bear interest at the alternate base rate plus 1 3/4% or the London Interbank Offered Rate ("LIBOR") plus 2 3/4%, an increase of 25 basis points from the interest rates set forth in the original loan agreement. Thereafter, the rate of interest on borrowings will return to the level set forth in the original loan agreement. In addition, the amendment requires the Company to complete the following transactions on or before the dates indicated: (i) on or before May 15, 1996, the Company is required to complete the sale of such number of shares of PIK Preferred Stock (as defined in Note 6) as will result in the Company receiving gross proceeds of $50.0 million;
(ii) on or before June 30, 1996, the Company is required to complete its previously planned sale of its 29% equity interest in Mercury Paging Ltd. ("MPL"), which operates in the United Kingdom, and its previously planned sale of equity securities of a subsidiary formed for the purpose of holding the Company's investments in operations in Latin America for certain minimum proceeds; and (iii) on or before December 31, 1996, the Company is required to complete its previously planned sale of equity securities of a subsidiary to be formed for the purpose of holding the Company's investments in operations in Asia for certain minimum proceeds. The Company has satisfied the condition requiring the sale of equity securities of the Company described above through the sale of PIK Preferred Stock. See Note 6.

       Management of the Company believes that all of the remaining transactions described above required under the amended loan agreement will be concluded by the dates prescribed in the amended loan agreement. However, the failure to meet any of these requirements would result in an event of default under the amended loan agreement.

6.     PIK PREFERRED STOCK

       In March 1996, the Company entered into agreements to sell 30,000 shares of its 7.5% Cumulative Convertible Accruing PIK Preferred Stock (the "PIK Preferred Stock") for an aggregate purchase price of $30.0 million, the proceeds from which were received by the Company by April 3, 1996. A receivable in the amount of $30.0 million, representing the gross proceeds from the sale of the PIK Preferred Stock, was recorded as Other Receivables on Mtel's Consolidated Balance Sheet as of March 31, 1996. In addition, in April and May of 1996, the Company sold 22,500 additional shares of PIK Preferred Stock for an aggregate purchase price of $22.5 million. See Note 5. The proceeds from the sale of the PIK Preferred Stock will be used for general corporate purposes including the continued development and optimization of the SkyTel 2-Way/TM/ network.

7.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


       Interest paid by Mtel was $1,359,000 and $403,000 during the three months ended March 31, 1996 and 1995, respectively. No federal income taxes were paid during these periods.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the consolidated financial condition and results of operations of Mtel for the quarters ended March 31, 1996 and 1995 and certain factors that will affect Mtel's financial condition. See Note 1 of Notes to Consolidated Financial Statements in Mtel's Annual Report on Form 10-K for the year ended December 31, 1995 for a discussion of certain risks and uncertainties involving the Company's ability to generate future positive operating cash flows and operating income, the March 1996 amendment of the bank credit facility and the impact of certain events and transactions required by such amendment on the availability of the capital resources needed by the Company to complete its business plans.

    Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pressures, the timing and technique used in marketing by third-party distributors and the market acceptance of certain services.

RESULTS OF OPERATIONS

    REVENUES

    Revenues on a consolidated basis increased 59% in the first three months of 1996 as compared to the first three months of 1995, primarily due to the 55% increase in SkyTel one-way messaging revenues in the first three months of 1996 as compared to the first three months of 1995. As of March 31, 1996, SkyTel had 967,700 one-way messaging units in service, an increase of 62% over the 597,300 one-way messaging units in service as of March 31, 1995. In the first quarter of 1996, SkyTel one-way messaging units in service increased by 60,500 net units as compared to 93,900 net unit additions in the fourth quarter of 1995. The lower rate of net unit additions in the first quarter of 1996 as compared to the fourth quarter of 1995 resulted from lower sales by resellers, including MCI, and the termination of certain agent relationships. Revenues from one-way messaging operations increased 8% in the first quarter of 1996 as compared to the fourth quarter of 1995 due to a shift in product mix to increased alpha-numeric products and because a significant portion of the net unit additions in the first quarter of 1996 were placed in service through the Company's direct sales force. The Company expects to experience increased churn rates in 1996 as a result of the termination of these agent relationships and the churn rates being experienced by its resellers, including MCI, although the Company cannot predict the extent to which net unit additions in 1996 will be adversely affected by such churn rates.

    Mtel's consolidated revenues include revenues recorded by the Company's wholly-owned subsidiary in Argentina which commenced commercial operation in April 1994, its 98%-owned subsidiary in Colombia which commenced commercial operation in June 1994, its 100%-owned subsidiary in Hong Kong which commenced commercial operation in June 1995 and its 90%-owned subsidiary in Uruguay which was acquired in September 1995. During the first three months of 1996, revenues recorded by the Company's consolidated international operations provided approximately 5% of Mtel's revenues as compared to 3% in the first quarter of 1995.

    During the first three months of 1996, SkyTel provided approximately 90% of Mtel's revenues as compared to 92% in the first three months of 1995. SkyTel 2-Way/TM/ provided 2.5% of consolidated revenues during the first quarter of 1996. Other Mtel operations provided approximately 3% of revenues in the first three months of 1996 as compared to 5% in the first three months of 1995.

    EXPENSES

    Expenses include operating, selling, general and administrative, and depreciation and amortization.

    Operating expenses primarily consist of salaries, telephone costs and transmitter and receiver site rentals associated with the Company's one-way and two-way messaging operations in the United States and international messaging operations as well as expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 143% in the first three months of 1996 as compared to the first three months of 1995. This increase primarily reflects increased telephone and system costs associated with the increasing one-way messaging subscriber base and operating expenses attributable to the SkyTel 2-Way/TM/ network. As a percentage of consolidated revenues, operating expenses increased to 36% in the first three months of 1996 as compared to 24% in the first three months of 1995. Mtel expects to continue to incur increased operating expenses during 1996 as a result of the inclusion of operating expenses related to the SkyTel 2-Way/TM/ network for a full year which, because of system design and functionality, have significantly higher fixed operating expenses than the Company's one-way operations. In addition, the Company expects to incur increased operating expenses during 1996 as a result of the continuing expansion of the one-way messaging subscriber base and the addition of transmission facilities in the second half of 1996 in certain major metropolitan areas in the United States to supplement the capacity of the one-way messaging network in the United States.

    Selling, general and administrative expenses include marketing and advertising costs related to domestic and international messaging operations, personnel costs associated with SkyTel's direct sales and marketing staff and customer support operations and corporate overhead costs, primarily salaries and administrative expenses. These expenses on a consolidated basis increased 52% in the first three months of 1996 as compared to the first three months of 1995. This increase primarily reflects selling expenses related to the SkyTel 2-Way/TM/ network and additional costs associated with customer support operations, such as customer service, operator dispatch billing and collections related to the continuing increase in units in service on the SkyTel one-way messaging system and the one-way resale efforts of MCI. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 70% in the first three months of 1996 as compared to 73% in the first three months of 1995. On a consolidated basis, selling, general and administrative expenses are expected to continue to increase during 1996 primarily as a result of the continuing increase in one-way messaging units in service and the inclusion of such expenses related to the SkyTel 2-Way/TM/ network for a full year.

    Depreciation and amortization increased 206% in the first three months of 1996 as compared to the first three months of 1995, primarily reflecting depreciation and amortization of the network infrastructure, spectrum costs and other capitalized costs related to the SkyTel 2-Way/TM/ network and depreciation of one-way messaging units in service. As a percentage of revenues, depreciation and amortization expenses increased to 27% in the first three months of 1996 as compared to 14% in the first three months of 1995. The Company expects depreciation and amortization expenses to continue to increase during 1996 as a result of the inclusion of depreciation and amortization of network infrastructure, spectrum costs and other capitalized costs related to the SkyTel 2-Way/TM/ network for a full year and the construction of additional transmission facilities on a third frequency in certain major metropolitan areas to supplement the Company's one-way messaging capacity.

    OPERATING INCOME (LOSS)

    Mtel reported a consolidated operating loss of approximately $26.1 million for the first three months of 1996 as compared to an operating loss of approximately $5.3 million for the first three months of 1995. For the three-month period ended March 31, 1996, one-way messaging operations recorded operating income of $13.1 million, which was offset by an operating loss of $31.6 million from SkyTel 2-Way/TM/ operations and an operating loss of $5.8 million from international operations.

    The Company expects to report operating losses on a consolidated basis during 1996 and 1997 as a result of the inclusion of operating losses related to SkyTel 2-Way/TM/ operations for a full year and continuing losses from international messaging operations. However, the Company expects SkyTel's one-way messaging business to continue to report operating income in 1996 and future periods as a result of continued growth in units in service.

   INTEREST INCOME (EXPENSE)

    Interest expense increased 214% in the first three months of 1996 as compared to the first three months of 1995 primarily due to interest accrued on borrowings under the Company's bank credit facility established in the fourth quarter of 1995 and the significant decrease in capitalized interest related to the development and construction of the SkyTel 2-Way/TM/ network since the Company ceased capitalizing such interest upon commencement of commercial operation in September

1995 except as described below. As of March 31, 1996, the Company had $95.5 million principal amount outstanding under the bank credit facility. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, the Company capitalizes interest expense related to equity investments and the purchase of certain assets which constitute activities preliminary to the commencement of the investee's or purchaser's planned principal operations. The Company capitalized approximately $5.9 million and $2.5 million in interest costs in the first three months of 1995 and 1996, respectively. Capitalized interest decreased in the first quarter of 1996 as compared to the first quarter of 1995 since the capitalization of interest related to the development and construction of the SkyTel 2-Way/TM/ network ceased upon commencement of commercial operation in September 1995, except for capitalized interest related to the cost of a PCS license acquired in 1994 that is not currently being utilized.

       Interest income totaled $1.4 million in the first three months of 1996 as compared to $4.2 million in the first three months of 1995. This decrease is primarily attributable to a decrease in cash available for investment and a reduction in the aggregate amount of securities restricted for debt service related to the Senior Notes.

       PROVISION FOR INCOME TAXES

       Mtel recorded a provision for income taxes of $621,000 and $167,000 in the first three months of 1996 and 1995, respectively, relating to state and local income taxes. The Company reported net losses for federal income tax purposes during the three month periods ended March 31, 1996 and 1995 and, accordingly, no provision for federal income taxes has been made for such periods.

       PREFERRED STOCK DIVIDENDS

       The Company accrued approximately $2.1 million in each of the quarters ended March 31, 1996 and 1995 which represents dividends on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock"). Although dividends on the $2.25 Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income, such dividends are deducted from net income for the purpose of determining net income (loss) per common share. See Note 6 of Notes to Consolidated Financial Statements for information on the issuance of PIK Preferred Stock.

       NET INCOME (LOSS)

       Mtel recorded a net loss of approximately $28.6 million in the three month period ended March 31, 1996 which, combined with the effect of the preferred stock dividends, resulted in a net loss per common share of $0.57 for such period. This compares to a net loss of approximately $4.0 million, or $0.13 per common share, in the first three months of 1995. The net loss in the first quarter of 1996 was offset by a gain of approximately $6.6 million from the sale of a portion of the Company's investment in American Mobile Satellite Corp. The Company expects to incur net losses during the remainder of 1996 and 1997 as a result of continuing start-up losses from its SkyTel 2-Way/TM/ and international operations.

LIQUIDITY AND CAPITAL RESOURCES

       The Company invested $25.9 million in the first quarter of 1996 to procure messaging units to support SkyTel's increasing one-way messaging subscriber base and, to a lesser extent, in connection with the development and expansion of the SkyTel one-way messaging system. In addition, in the first quarter of 1996, Mtel incurred capital expenditures for equipment, development costs and construction costs related to the SkyTel 2-Way/TM/ network of $13.5 million, which related to the Company's efforts to improve and expand the coverage of the SkyTel 2-Way/TM/ network in certain major metropolitan areas, continued efforts to optimize and improve the performance and reliability of the SkyTel 2-Way/TM/ network and the purchase of two-way personal messaging units. Capital expenditures in the first quarter of 1996 were funded with cash generated from SkyTel's one-way messaging operations, proceeds from borrowings under SkyTel's bank credit facility and proceeds from the sale of certain non-strategic assets.

          In December 1995, SkyTel established a $250.0 million secured revolving credit facility with a syndicate of financial institutions. As part of the bank credit facility, SkyTel is also provided with access to letters of credit in an amount up to $20.0 million. Borrowings under the credit facility may be used for capital expenditures, working capital and other general corporate purposes.

       As a result of higher than projected capital expenditures in the fourth quarter of 1995, primarily related to the purchase of pagers to support one-way sales, the purchase of Flex pagers to alleviate capacity constraints of the one-way network and higher than expected development costs associated with the SkyTel 2-Way/TM/ network, SkyTel incurred higher than expected borrowings under its bank credit facility. The capital expenditures and resulting borrowings caused SkyTel to be in violation of a capital expenditure covenant in its bank loan agreement as of December 31, 1995 and a leverage maintenance covenant during the first quarter of 1996, and resulted in a temporary suspension of the Company's borrowing availability under the bank credit facility. On March 29, 1996, the lending banks waived these covenant violations and agreed to certain amendments to the bank loan agreement to provide additional operational flexibility under the bank credit facility.

       As a result of the amendment, borrowings under the credit facility through March 31, 1997 will bear interest at the alternate base rate plus 1 3/4% or the LIBOR rate plus 2 3/4% through March 31, 1997, an increase of 25 basis points from the interest rate set forth in the original loan agreement. Thereafter, the rate of interest on borrowings will return to the level set forth in the original loan agreement. The amendment requires the Company to complete the following transactions on or before the dates indicated: (i) on or before May 15, 1996, the Company is required to complete the sale of such number of shares of PIK Preferred Stock as will result in the Company receiving gross proceeds of at least $50.0 million; (ii) on or before June 30, 1996, the Company is required to complete its previously planned sale of its 29% equity interest in MPL, which operates in the United Kingdom, and its previously planned sale of equity securities of a subsidiary formed for the purpose of holding the Company's investments in operations in Latin America for certain minimum proceeds; and (iii) on or before December 31, 1996, the Company is required to complete its previously planned sale of equity securities of a subsidiary to be formed for the purpose of holding the Company's investments in operations in Asia for certain minimum proceeds. The Company has satisfied the condition requiring the sale of equity securities of the Company described above through the sale of PIK Preferred Stock as described below.

       As of March 31, 1996, SkyTel had $95.5 million in borrowings outstanding under the bank credit facility. Letters of credit in the amount of $3.4 million have been issued under the credit facility as of March 31, 1996, and the credit available under the facility has been reduced by a corresponding amount.

       Borrowings under SkyTel's bank credit facility are limited by certain covenants contained in the indenture relating to the 13.5% Senior Notes due 2002 (the "Senior Notes"), which limit the total indebtedness that may be incurred by the Company based in part on the number of one-way and two-way messaging units placed in service since September 30, 1994. As of March 31, 1996, the Company had additional allowable indebtedness as defined in the indenture of approximately $16.4 million, which will increase to $21.3 million as of May 15, 1996. The Company intends to solicit the consent of the holders of the Senior Notes in 1996 to amend certain covenants which, if approved, would, among other things, result in an increase of the total indebtedness authorized under the indenture. If such consents are not obtained or are delayed, the Company's ability to borrow under SkyTel's bank credit facility could be limited. Any amendment to the indenture relating to the Senior Notes will required the consent of the lending banks.

       In April and May of 1996, the Company sold an aggregate of 52,500 shares of PIK Preferred Stock for an aggregate purchase price of $52.5 million to certain investors, including Microsoft Corporation, Kleiner Perkins Caufield & Byers and certain executive officers and directors of the Company, including John N. Palmer, Chairman of the Board and Acting Chief Executive Officer. The proceeds from the sale of the PIK Preferred Stock will be used for general corporate purposes including the continued development and optimization of the SkyTel 2-Way/TM/ network. Holders of the PIK Preferred Stock will be entitled to receive dividends out of funds legally available therefor at an annual rate of 7.5% (or $75 per share of PIK Preferred Stock), payable quarterly on each March 15, June 15, September 15 and December 15. The Company will have the option, however, to pay dividends on the PIK Preferred Stock through the later of the fifth anniversary of the date of issuance or until cash dividends are permitted under the Company's bank credit facility and the indenture relating to the Senior Notes in the form of additional shares of PIK Preferred Stock. Dividends on the PIK Preferred Stock will be cumulative and will accrue from the date of original issue.

       The PIK Preferred Stock will rank junior in right of payment to the Company's outstanding $2.25 Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, holders of PIK Preferred Stock will be entitled to receive, following payment in full to the holders of the $2.25 Preferred Stock of all amounts to which such holders are entitled, a liquidation preference in the amount of $1,000 per share of PIK Preferred Stock, plus accrued and unpaid dividends, before any payment is made or assets are distributed to holders of Mtel Common Stock or any other class of stock of the Company ranking junior to the PIK Preferred Stock as to rights upon liquidation, dissolution or winding up of the Company. Except as required by law or with respect to the creation or amendment of senior classes of preferred stock, holders of PIK Preferred Stock will not have voting rights unless quarterly dividends on the Company's $2.25 Preferred Stock are in arrears for two consecutive quarters, in which case, the number of directors of the Company will be increased by one and the holders of PIK Preferred Stock, voting separately as a class, will be entitled to elect one director until the dividend arrearage has been paid. In the event quarterly dividends on the Company's $2.25 Preferred Stock are in arrears for four consecutive quarters, the number of directors of the Company will be increased again by one, and the holders of PIK Preferred Stock will be entitled to elect an additional director.

       Each share of PIK Preferred Stock will be convertible at the option of the holder into shares of Mtel Common Stock at conversion prices ranging from $17.90 per share to $19.09 per share of Mtel Common Stock, subject to adjustment upon the occurrence of certain events.

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

       Although the Company believes that the sources of capital described above will be sufficient to meet projected capital expenditures through 1997, the Company may be required to engage in other financings, the timing, nature, amount and source of which cannot be determined. Factors that may affect the need for additional financing include the Company's operating results, its borrowing availability under the bank credit facility and the indenture relating to the Senior Notes, the successful completion of sales of equity securities in subsidiaries formed for the purpose of holding the Company's investments in operations in Latin America and Asia and sales of certain non-strategic assets.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
            None.
Item 2.  Changes in Securities
         ---------------------

            During April and May 1996, the Company issued 52,500 of PIK Preferred Stock for an aggregate consideration of $52.5 million. The PIK Preferred Stock ranks junior to the Company's outstanding $2.25 Preferred Stock in terms of rights to receive cash dividends and upon a liquidation of the Company. The PIK Preferred Stock ranks senior to the Common Stock in right of payment of cash dividends and upon a liquidation of the Company. As a result, the holders of Common Stock may not receive any dividends in respect thereof until all accrued and unpaid dividends on the PIK Preferred Stock and the $2.25 Preferred Stock have been paid in full. Furthermore, no amounts can be paid to the holders of Common Stock upon a liquidation of the Company until the liquidation preference of $1,000 per share to which the holders of the PIK Preferred Stock and the $2.25 Preferred Stock are entitled has been paid in full.

Item 3.  Defaults upon Senior Securities

         -------------------------------
            None.
Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
            None.
Item 5.  Other Information
         -----------------
            None.
Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

     The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT NO.                   DESCRIPTION
   4.1       Certificate of Designation relating to the Series A
             7.5% Cumulative Convertible Accruing Pay-In-Kind
             Preferred Stock

   4.2       Certificate of Designation relating to the Series B
             7.5% Cumulative Convertible Accruing Pay-In-Kind
             Preferred Stock

   4.3       Certificate of Designation relating to the Series C
             7.5% Cumulative Convertible Accruing Pay-In-Kind
             Preferred Stock

  10.1       Form of Stock Purchase Agreement relating to the
             Sale of the Series A, Series B and Series C 7.5%
             Cumulative Convertible Accruing Pay-In-Kind
             Preferred Stock

  10.2 Stockholder Agreement dated as of March 29, 1996 by and between the Company and Microsoft Corporation

  10.3 Form of Registration Rights Agreement relating to the Series A, Series B and Series C 7.5% Cumulative
             Convertible Accruing Pay-In-Kind Preferred Stock


(b)  Reports on Form 8-K

     None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MOBILE TELECOMMUNICATION
                                    TECHNOLOGIES CORP.

Dated:  May 14, 1996                By  /s/ John N. Palmer
                                      ------------------------------------------
                                     John N. Palmer
                                     Chairman of the Board
                                     and Acting Chief Executive Officer



Dated:  May 14, 1996                By  /s/ John E. Welsh, III
                                      ------------------------------------------
                                     John E. Welsh, III
                                     Vice Chairman and
                                     Acting Chief Financial Officer