Form 10-Q
period 1996-06-30
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1996-08-14
CIK 842915

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington,  D.C.  20549

                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 1996
Commission File No.  0-17316


                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.
                  -------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      Delaware                        64-0518209
           -------------------------------            -----------
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)         Identification Number)


     200 South Lamar Street,   Mtel Centre,   Jackson, Mississippi  39201
     --------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


                                 (601) 944-1300
                                 ---------------
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X       NO
                                 ------       ------


  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                       54,364,245 shares of Common Stock,
                        par value $.01 per share, as of
                                 July 31, 1996

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets--June 30, 1996 and December 31, 1995.

          Consolidated Statements of Operations--Six Months Ended June 30, 1996 and 1995, and Three Months Ended June 30, 1996 and 1995.

          Consolidated Statements of Cash Flows--Six Months Ended June 30, 1996 and 1995, and Three Months Ended June 30, 1996 and 1995.

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES
          ----------

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                          CONSOLIDATED BALANCE SHEETS



                                             June 30,      December 31,
                                               1996            1995
                                           -----------    -------------
ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                $11,191,710      $9,612,734
   Accounts receivable, net                  71,924,641      46,313,031
   Other receivables                          6,281,227       5,488,392
   Other current assets                       3,068,388       3,700,019
                                           ------------     -----------

       TOTAL CURRENT ASSETS                  92,465,966      65,114,176
                                           ------------     -----------

MESSAGING NETWORKS
    Property and equipment, net             315,822,425     294,626,442
    Certificates of authority and
      license cost                          161,301,110     159,101,539
    Network construction and
      development costs                      88,039,762      88,145,489
                                           ------------     -----------

       TOTAL MESSAGING NETWORKS             565,163,297     541,873,470
                                           ------------     -----------

GOODWILL                                     86,706,841      88,144,574

INVESTMENT IN UNCONSOLIDATED
 INTERNATIONAL VENTURES                      73,450,725      68,043,591

OTHER ASSETS
    Securities restricted for debt service   48,617,363      64,101,245
    Other                                    22,822,567      24,136,475
                                           ------------     -----------

       TOTAL OTHER ASSETS                    71,439,930      88,237,720
                                           ------------     -----------

                                           $889,226,759    $851,413,531
                                           ============    ============
LIABILITIES AND STOCKHOLDERS'
 INVESTMENT:

CURRENT LIABILITIES
    Current maturities of long-term debt       $792,584      $1,278,426
    Accounts payable and accrued
     liabilities                             91,542,138      93,281,635
                                           ------------     -----------
       TOTAL CURRENT LIABILITIES             92,334,722      94,560,061
                                           ------------     -----------

LONG-TERM DEBT                              378,099,401     333,258,720

MINORITY INTEREST                                40,805          54,501

STOCKHOLDERS' INVESTMENT
     Preferred Stock, par value $.01
       per share; 25,000,000 shares
       authorized; 3,750,000 shares of
       $2.25 Cumulative Convertible
       Exchangeable Preferred Stock
       outstanding in 1996 and 1995;
       57,500 shares of 7.5% Cumulative
       Convertible Accruing PIK
       Preferred Stock outstanding in 1996       38,075          37,500
     Common Stock, par value $.01 per
       share; 100,000,000 shares
       authorized; shares issued:
       54,361,545 in 1996 and
       54,134,711 in 1995                       543,615         541,347
     Additional paid-in-capital             615,985,269     557,837,759
     Accumulated deficit                   (195,992,165)   (133,383,935)
     Cumulative translation adjustment       (1,822,963)     (1,492,422)
                                           ------------     -----------

TOTAL STOCKHOLDERS' INVESTMENT              418,751,831     423,540,249
                                           ------------     -----------

                                           $889,226,759    $851,413,531
                                           ============    ============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Six Months Ended              Three Months Ended
                                                    June 30,                       June 30,
                                         -----------------------------    ---------------------------
                                               1996           1995            1996           1995
                                         -------------    ------------    ------------   ------------


Revenues                                   $168,795,795   $107,492,609     $88,211,699    $56,864,418

Expenses:
   Operating                                 55,847,350     25,732,511      26,965,793     13,828,167
   Selling, general and administrative      112,924,793     76,496,247      56,837,250     39,577,659
   Depreciation and amortization             44,671,494     14,509,632      22,920,251      7,404,578
                                          -------------   ------------    ------------   ------------
                                            213,443,637    116,738,390     106,723,294     60,810,404
                                          -------------   ------------    ------------   ------------

Operating income (loss)                     (44,647,842)    (9,245,781)    (18,511,595)    (3,945,986)

Interest income                               2,882,724      7,777,963       1,446,414      3,577,187
Interest expense                            (20,403,375)    (5,148,935)    (10,413,613)    (1,971,908)
Gain (loss) on sale of assets                 6,188,629         40,667        (460,779)        41,640
Other income                                     33,872        907,916           3,724        464,211
                                          -------------   ------------    ------------   ------------
Income (loss) before income taxes
     and equity income (losses)             (55,945,992)    (5,668,170)    (27,935,849)    (1,834,856)

Provision for income taxes                    1,329,286        314,771         708,463        147,559
Equity in income (losses) of investments       (195,344)       981,084        (252,552)       989,044
                                          -------------   ------------    ------------   ------------

Net income (loss)                          ($57,470,622)   ($5,001,857)   ($28,896,864)     ($993,371)

Preferred dividend requirement                5,137,619      4,218,750       3,028,244      2,109,375
                                          -------------   ------------    ------------   ------------
Net income (loss) available to common
     stockholders                          ($62,608,241)   ($9,220,607)   ($31,925,108)   ($3,102,746)
                                          =============   ============    ============   ============

Net income (loss) per common share               ($1.15)        ($0.19)         ($0.59)        ($0.06)
                                          =============   ============    =============  ============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Six Months Ended               Three Months Ended
                                                    June 30,                        June 30,
                                          -----------------------------   ------------------------------
                                               1996            1995            1996              1995
                                          ------------     ------------   --------------     -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        ($57,470,622)    ($5,001,857)   ($28,896,864)      ($993,371)
     Adjustments to reconcile net
     income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization         44,671,494      14,509,632      22,920,251       7,404,578
       Provision for losses on accounts
        receivable                            9,088,508       2,838,539       4,634,599       1,215,701
       Amortization of debt issuance
        costs                                 1,000,567        (591,346)        440,526        (628,061)
       Foreign currency transaction
        (gain) loss                             (20,176)         (1,103)          3,731         (10,867)
       (Gain) loss on sale of assets         (6,188,629)        (40,667)        460,779         (41,640)
       Losses attributable to minority
        interests                               (13,696)       (928,545)         (7,455)       (475,077)
       Equity in (income) losses from
        investments                             195,344        (981,084)        252,552        (989,044)
Change in assets and liabilities:
       (Increase) in accounts receivable    (34,700,118)    (14,303,495)    (19,575,432)     (7,157,357)
       (Increase) decrease in other
        receivables                            (792,835)              -         819,569               -
       Decrease in other current assets         631,631      14,080,861      10,163,536      11,103,306
       Increase (decrease) in accounts
        payable and accrued liabilities      (2,658,366)      7,338,026     (34,463,572)        166,704
                                          -------------    ------------   -------------      ----------
Net Cash Provided By (Used In)
 Operating Activities                       (46,256,898)     16,918,961     (43,247,780)      9,594,872
                                          -------------    ------------   -------------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets              13,764,044       3,840,250       4,782,167       3,840,250
  Capital expenditures, net                 (69,184,015)   (113,674,339)    (28,096,869)    (67,447,847)
  (Increase) decrease in investment in
     unconsolidated  international
     ventures                                (6,795,161)     (2,619,877)     (4,688,428)      1,312,137
  (Increase) decrease in other assets        11,744,377      (1,692,217)      4,999,878         510,408
  (Increase) decrease in short term
     investments                                      -      (3,298,678)              -      22,685,401
                                          -------------    ------------   -------------      ----------

Net Cash (Used In) Investing Activities     (50,470,755)   (117,444,861)    (23,003,252)    (39,099,651)
                                          -------------    ------------   -------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings         45,000,000         313,831      15,000,000         272,543
  Principal payments on long-term debt         (624,985)     (5,960,118)       (491,538)              -
  Payment of dividends on preferred
   stock                                     (4,218,750)     (4,218,750)     (2,109,375)     (2,109,375)
  Sale of stock and exercise of options      58,150,364       7,022,427      57,978,823       3,918,166
                                          --------------   ------------   -------------      ----------
Net Cash Provided By (Used In)
 Financing Activities                        98,306,629      (2,842,610)     70,377,910       2,081,334
                                          -------------    ------------   -------------      ----------

  Net increase (decrease) in cash and
    cash equivalents                          1,578,976    (103,368,510)      4,126,878     (27,423,445)
  Cash and cash equivalents-beginning
    of period                                 9,612,734     145,620,779       7,064,832      69,675,714
                                          -------------    ------------   -------------      ----------

Cash and cash equivalents-end of period     $11,191,710     $42,252,269     $11,191,710     $42,252,269
                                          =============    ============   =============     ===========

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

       On September 19, 1995, the Company launched commercial operation of SkyTel 2-Way/(TM)/, the first two-way nationwide wireless messaging network in the United States, which enables subscribers to send and receive two-way messages through the use of a new class of small low-power, light-weight devices, as well as laptop and palmtop computers, without the need to know the location of the sender or receiver at the time of transmission. SkyTel 2-Way/(TM)/ utilizes a proprietary system architecture designed and developed by Mtel and offers a broad range of communications services, including acknowledgment paging, wireless two-way messaging and information services. Mtel's 100%-owned subsidiary, Destineer Corp., holds the FCC license utilized by the SkyTel 2-Way/(TM)/ network.

       Mtel, through its 100%-owned subsidiary Mtel International, Inc. ("Mtel International"), operates or has investments in entities that operate one-way wireless messaging systems in various countries in Latin America and the Asia Pacific region. Mtel also provides its subscribers with access to an international messaging network that utilizes Mtel's proprietary technology and interconnects the systems operated by Mtel and its joint ventures with systems in Canada, Singapore and other countries.

       Mtel is also engaged in other telecommunications-related businesses including air-to-ground telecommunications operations and telephone answering services.

       Mtel operates primarily through three business segments: SkyTel one-way messaging, SkyTel 2-Way/(TM)/ and international messaging operations. For the second quarter of 1996, SkyTel one-way messaging, the Company's principal operating segment, reported revenues of $79.0 million, operating income of $17.5 million and net income of $16.1 million. SkyTel 2-Way/(TM)/, which commenced commercial operation in September 1995 and is currently in a start-up phase, reported revenues of $2.2 million, an operating loss of $28.0 million and a net loss of $37.2 million for the second quarter of 1996. Mtel's international operations reported revenues of $4.8 million, an operating loss of $6.1 million and a net loss of $8.0 million from its majority-owned ventures for the quarter ended June 30, 1996. For purposes of reporting operating income (loss) for the Company's business segments, certain indirect operating and selling, general and administrative expenses are allocated among the business segments based on the percentage of time spent by personnel on each segment's activities.

       See Note 1 of Notes to Consolidated Financial Statements in Mtel's Annual Report on Form 10-K for the year ended December 31, 1995 for a discussion of certain risks and uncertainties involving the Company's ability to generate future positive operating cash flows and operating income, the March 1996 amendment of the bank loan agreement and the impact of certain events and transactions required by such amendment on the availability of the capital resources needed by the Company to complete its business plans.

2.     BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Mtel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       The Company's consolidated financial statements for the three and six month periods ending June 30, 1996 and 1995 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. The results for these periods are not necessarily indicative of the results for the year ending December 31, 1996.

3.     EARNINGS (LOSS) PER SHARE

       Loss per share for the three and six month periods ending June 30, 1996 and 1995 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period with no effect given to common stock equivalents arising from stock options, convertible subordinated debt and convertible preferred stock because such effect would be antidilutive. The weighted average number of shares of common stock outstanding in the second quarter of 1996 and the first six months of 1996 was 54,304,107 and 54,226,860, respectively. The weighted average number of shares of common stock outstanding in the second quarter of 1995 and the first six months of 1995 was 49,640,454 and 49,246,398, respectively.

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

          In March 1996, the lending banks waived certain first quarter 1996 covenant violations and agreed to certain amendments to the bank loan agreement to provide additional operational flexibility. The amendments, among other things, required the Company to complete the following transactions on or before the dates indicated: (i) on or before May 15, 1996, complete the sale of such number of shares of PIK Preferred Stock (as defined in Note 6) as would result in the Company receiving gross proceeds of at least $50.0 million; (ii) on or before June 30, 1996, complete the previously planned sale of the Company's 29% equity interest in Mercury Paging Ltd. ("MPL"), which operates in the United Kingdom, and its previously planned sale of equity securities of a subsidiary formed for the purpose of holding the Company's investments in operations in Latin America for certain minimum proceeds; and (iii) on or before December 31, 1996, complete the previously planned sale of equity securities of a subsidiary to be formed for the purpose of holding the Company's investments in operations in Asia for certain minimum proceeds. In June 1996, the lending banks granted the Company a 30-day extension, until July 31, 1996, to complete the sale of its interest in MPL, and a 90-day extension, until September 30, 1996, to complete the sale of equity securities of the subsidiary formed for the purpose of holding the Company's investments in its Latin American operations. The Company completed the sale of PIK Preferred Stock in the second quarter of 1996 (see
Note 6) and completed the sale of its 29% equity interest in MPL on July 15, 1996 (see Note 7).

       Management of the Company believes that the two remaining transactions described above required under the amended loan agreement will be concluded by the dates prescribed in the amended loan agreement. However, the failure to meet these requirements would result in an event of default under the amended loan agreement.

6.     PIK PREFERRED STOCK

       In April and May of 1996, the Company completed the sale of 57,500 shares of its 7.5% Cumulative Convertible Accruing PIK Preferred Stock (the "PIK Preferred Stock") for an aggregate purchase price of $57.5 million. See Note 5. The proceeds from the sale of the PIK Preferred Stock have been used by the Company for general corporate purposes including the continued development and optimization of the SkyTel 2-Way/(TM)/ network.

7.     SALE OF MERCURY PAGING LTD.

       On July 15, 1996, the Company completed the sale of its 29% equity interest in MPL, which operates in the United Kingdom, and received net pre-tax proceeds of approximately $26.4 million. MPL was considered a non-strategic asset because it does not operate on the 931 MHz frequency. In the third quarter of 1996, the Company will report a net after-tax loss on the sale of its operations in the United Kingdom of approximately $3.5 million.

8.     AMENDMENT OF INDENTURE RELATING TO SENIOR NOTES

       In July 1996, the Company completed a consent solicitation pursuant to which the holders of the Company's 13.5% Senior Notes due 2002 (the "Senior Notes") approved certain amendments to the indenture relating to the Senior Notes. Under the amended terms of the indenture, the Company will have increased borrowing capacity, subject to the terms of its existing bank credit facility, to meet the Company's anticipated financial needs. Borrowing capacity permitted under the indenture is based, in part, on the number of messaging units placed in service since September 30, 1994. In addition, the amendments permit the Company to designate its Latin American and Asian holding companies as unrestricted subsidiaries for purposes of the indenture, thereby taking them outside the scope of the indenture covenants, to facilitate the planned sale of equity securities in these holding companies. The Company has paid consenting holders of the Senior Notes $15.00 per $1,000 principal amount of Senior Notes, or an aggregate of approximately $3.9 million, and has agreed to extend the period during which the Company is prohibited from effecting an optional redemption of the Senior Notes by one year to December 15, 1999. The consideration paid to the consenting holders of the Senior Notes will be amortized over the remaining term of the Senior Notes.

9.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Interest paid by Mtel was $20.5 million and $15.2 million during the six months ended June 30, 1996 and 1995, respectively, and was $19.2 million and $14.8 million during the three months ended June 30, 1996 and 1995, respectively. No federal income taxes were paid during these periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion of the consolidated financial condition and results of operations of Mtel for the three and six month periods ended June 30, 1996 and 1995 and certain factors that will affect Mtel's financial condition. See Note 1 of Notes to Consolidated Financial Statements in Mtel's Annual Report on Form 10-K for the year ended December 31, 1995 for a discussion of certain risks and uncertainties involving the Company's ability to generate future positive operating cash flows and operating income, the March 1996 amendment of the bank loan agreement and the impact of certain events and transactions required by such amendment on the availability of the capital resources needed by the Company to complete its business plans.

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

RESULTS OF OPERATIONS

       REVENUES

       Revenues on a consolidated basis increased 57% in the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, primarily due to the 53% increase in SkyTel one-way messaging revenues in the first half of 1996 as compared to the first half of 1995. Revenues on a consolidated basis increased 55% in the second quarter of 1996 as compared to the second quarter of 1995, primarily due to the 51% increase in SkyTel one-way messaging revenue in the second quarter of 1996 as compared to the second quarter of 1995. As of June 30, 1996, SkyTel had 1,037,500 one-way messaging units in service in the United States, an increase of 49% over the 695,700 one-way messaging units in service as of June 30, 1995. In the second quarter of 1996, SkyTel reported net one-way unit sales of 50,100 as compared to 60,500 net unit additions in the first quarter of 1996. The Company also reported an additional 19,700 one-way units as a result of an internal reconciliation, resulting in a total of 69,800 net one-way unit additions in the second quarter of 1996. The lower rate of net unit sales in the second quarter of 1996 as compared to the first quarter of 1996 resulted from lower sales by resellers, including MCI Telecommunications Corp ("MCI"), the termination of certain agent relationships and significantly higher disconnect rates in these distribution channels. The Company anticipates that it will continue to experience increased disconnect rates in these distribution channels in the third quarter of 1996, and that net unit additions in the third quarter will be comparable to the levels reported in the first and second quarters of 1996. However, in the fourth quarter of 1996 the Company expects to begin to experience a decline in these disconnect rates and an increase in net unit additions from its reseller distribution channel. Average revenue per unit from one-way messaging operations increased 2.4% in the second quarter of 1996 as compared to the first quarter of 1996 primarily as a result of a shift in product mix to increased alphanumeric products and an increase in usage by SkyTel's customers.

       Mtel's consolidated revenues include revenues recorded by the Company's wholly-owned subsidiary in Argentina which commenced commercial operation in April 1994, its 98%-owned subsidiary in Colombia which commenced commercial operation in June 1994, its 100%-owned subsidiary in Hong Kong which commenced commercial operation in June 1995 and its 90%-owned subsidiary in Uruguay which was acquired in September 1995. During the first half of 1996, revenues recorded by the Company's consolidated international operations accounted for approximately 5% of Mtel's revenues as compared to 3% in the first half of 1995.

       During the first half of 1996, SkyTel one-way messaging provided approximately 90% of Mtel's revenues as compared to 92% in the first half of 1995. SkyTel 2-Way/(TM)/ provided approximately 2% of consolidated revenues during the first half of 1996. Other Mtel operations provided approximately 3% of revenues in the first half of 1996 as compared to 5% in the first half of 1995.

       EXPENSES

       Expenses include operating, selling, general and administrative, and depreciation and amortization. The Company capitalized costs related to the SkyTel 2-Way/(TM)/ network until commencement of commercial operation in September 1995.

       Operating expenses primarily consist of salaries, telephone costs and transmitter and receiver site rentals associated with the Company's one-way and two-way messaging operations in the United States and international messaging operations as well as expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 117% in the first six months of 1996 as compared to the first six months of 1995 and increased 95% in the second quarter of 1996 as compared to the second quarter of 1995. This increase primarily reflects operating expenses attributable to the SkyTel 2-Way/(TM)/ network, which because of system design and functionality have significantly higher fixed operating expenses than the Company's one-way operations, and increased telephone and system costs associated with the increasing one-way messaging subscriber base. As a percentage of consolidated revenues, operating expenses increased to 33% in the first six months of 1996 as compared to 24% in the first six months of 1995 and increased to 31% in the second quarter of 1996 as compared to 24% in the second quarter of 1995. Mtel's operating expenses as a percentage of revenues declined from 36% in the first quarter of 1996 to 31% in the second quarter of 1996. Mtel expects to continue to incur increased operating expenses during 1996 as a result of the inclusion of operating expenses related to the SkyTel 2-Way/(TM)/ network for a full year. In addition, the Company expects to incur increased operating expenses during 1996 as a result of the continuing expansion of its one-way messaging subscriber base.

       Selling, general and administrative expenses include marketing and advertising costs related to domestic and international messaging operations, personnel costs associated with SkyTel's direct sales and marketing staff and customer support operations and corporate overhead costs, primarily salaries and administrative expenses. These expenses on a consolidated basis increased 48% in the first six months of 1996 as compared to the first six months of 1995 and increased 44% in the second quarter of 1996 as compared to the second quarter of 1995. This increase primarily reflects selling, general and administrative expenses related to the SkyTel 2-Way/(TM)/ network and additional costs associated with customer support operations, such as customer service, operator dispatch, billing and collections related to the continuing increase in units in service on the SkyTel one-way messaging system. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 67% in the first six months of 1996 as compared to 71% in the first six months of 1995 and decreased to 64% in the second quarter of 1996 as compared to 70% in the second quarter of 1995. On a consolidated basis, selling, general and administrative expenses are expected to continue to increase during 1996 primarily as a result of the inclusion of such expenses related to the SkyTel 2-Way/(TM)/ network for a full year.

       Depreciation and amortization increased 208% in the first six months of 1996 as compared to the first six months of 1995 and increased 210% in the second quarter of 1996 as compared to the second quarter of 1995, primarily reflecting depreciation and amortization of the network infrastructure, spectrum costs and other capitalized costs related to the SkyTel 2-Way/(TM)/ network and depreciation of one-way messaging units in service. As a percentage of revenues, depreciation and amortization expenses increased to 26% in the first six months of 1996 as compared to 14% in the first six months of 1995 and increased to 26% in the second quarter of 1996 as compared to 13% in the second quarter of 1995. The Company expects depreciation and amortization expenses to continue to increase during 1996 as a result of the inclusion of depreciation and amortization of network infrastructure, spectrum costs and other capitalized costs related to the SkyTel 2-Way/(TM)/ network for a full year.

      OPERATING INCOME (LOSS)

       Mtel reported a consolidated operating loss of approximately $44.6 million for the first six months of 1996 as compared to an operating loss of approximately $9.2 million for the first six months of 1995 and an operating loss of $18.5 million for the second quarter of 1996 as compared to an operating loss of $3.9 million for the second quarter of 1995. For the three-month period ended June 30, 1996, one-way messaging operations recorded operating income of $17.5 million, which was offset by an operating loss of $28.0 million from SkyTel 2-Way/(TM)/ operations and an operating loss of $6.1 million from international operations.

       The Company expects to report operating losses on a consolidated basis during 1996 and 1997 as a result of continuing start-up losses related to SkyTel 2-Way/(TM)/ operations and continuing losses from international messaging operations. However, the Company expects SkyTel's one-way messaging business to continue to report operating income in 1996 and future periods as a result of continued growth in units in service.

       INTEREST INCOME (EXPENSE)

       Interest expense increased 296% in the first six months of 1996 as compared to the first six months of 1995 and increased 428% in the second quarter of 1996 as compared to the second quarter of 1995. This increase primarily reflects interest accrued on borrowings under the Company's bank credit facility established in the fourth quarter of 1995. As of June 30, 1996, the Company had $110.5 million principal amount outstanding under the bank credit facility. In addition, the Company generally ceased capitalizing interest related to the development and construction of the SkyTel 2-Way(TM) network upon commencement of commercial operation in September 1995, except for capitalized interest related to the cost of one narrowband PCS license acquired in 1994 that is not currently being utilized.

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, the Company capitalizes interest expense related to equity investments and the purchase of certain assets which constitute activities preliminary to the commencement of the investee's or purchaser's planned principal operations. The Company capitalized approximately $12.9 million and $4.0 million in interest costs in the first six months of 1995 and 1996, respectively, and capitalized approximately $7.0 million and $1.4 million in interest costs in the second quarter of 1995 and 1996, respectively. Capitalized interest decreased in the second quarter and first six months of 1996 as compared to the same periods in 1995 since the capitalization of interest related to the development and construction of the SkyTel 2-Way/(TM)/ network ceased upon commencement of commercial operation in September 1995, except as described above.

       Interest income totaled $2.9 million in the first six months of 1996 as compared to $7.8 million in the first six months of 1995 and totaled $1.4 million in the second quarter of 1996 as compared to $3.6 million in the second quarter of 1995. This decrease is primarily attributable to a decrease in cash available for investment and a reduction in the aggregate amount of securities restricted for debt service related to the Senior Notes.

       PROVISION FOR INCOME TAXES

       Mtel recorded a provision for income taxes of $1.3 million and $0.3 million in the first six months of 1996 and 1995, respectively, and $0.7 million and $0.1 million in the second quarter of 1996 and 1995, respectively, relating to state and local income taxes. The Company reported net losses for federal income tax purposes during the three and six month periods ended June 30, 1996 and 1995 and, accordingly, no provision for federal income taxes has been made for such periods.

       PREFERRED STOCK DIVIDENDS

       The Company accrued approximately $2.1 million in each of the quarters ended June 30, 1996 and 1995 related to dividends on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock"). In addition, the Company accrued approximately $0.9 million in the second quarter of 1996 related to stock dividends accrued on the Company's 7.5% Cumulative Convertible Accruing PIK Preferred Stock (the "PIK Preferred Stock") issued in April and May of 1996. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income, such dividends are deducted from net income for the purpose of determining net income (loss) per common share. See Note 6 of Notes to Consolidated Financial Statements.

       NET INCOME (LOSS)

       Mtel recorded a net loss of approximately $57.5 million in the six month period ended June 30, 1996 which, combined with the effect of the preferred stock dividends, resulted in a net loss per common share of $1.15 for such period. This compares to a net loss of approximately $5.0 million, or $0.19 per common share, in the first six months of 1995. The Company recorded a net loss of $28.9 million, or $0.59 per common share, in the second quarter of 1996 as compared to a net loss of $1.0 million, or $0.06 per common share, in the second quarter of 1995. The net loss in the first six months of 1996 was offset by a gain of approximately $6.6 million from the sale of a portion of the Company's investment in American Mobile Satellite Corp. in the first quarter of 1996.
The Company expects to incur net losses during the remainder of 1996 and 1997 as a result of continuing start-up losses from SkyTel 2-Way/(TM)/ and continuing losses from its international operations.

LIQUIDITY AND CAPITAL RESOURCES

       The Company invested $38.9 million in the first half of 1996, including $13.0 million in the second quarter of 1996, to procure messaging units to support SkyTel's increasing one-way messaging subscriber base and, to a lesser extent, in connection with the optimization and expansion of the SkyTel one-way messaging system. In addition, Mtel incurred capital expenditures for equipment, development costs and construction costs related to the SkyTel 2-Way/(TM)/ network of $25.6 million in the first half of 1996, including $12.1 million in the second quarter of 1996, which related to the Company's efforts to expand the coverage of the SkyTel 2-Way/(TM)/ network in certain major metropolitan areas, continued efforts to optimize and improve the performance and reliability of the SkyTel 2-Way/(TM)/ network and the purchase of two-way personal messaging units. Capital expenditures in the second quarter of 1996 were funded with cash generated from SkyTel's one-way messaging operations, proceeds from borrowings under SkyTel's bank credit facility and proceeds from the sale of the PIK Preferred Stock.

       In December 1995, SkyTel established a $250.0 million secured revolving credit facility with a syndicate of financial institutions. As part of the bank credit facility, SkyTel is also provided with access to letters of credit in an amount up to $20.0 million. Borrowings under the credit facility may be used for capital expenditures, working capital and other general corporate purposes.

       As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, in March 1996 the lending banks waived certain first quarter 1996 covenant violations and agreed to certain amendments to the bank loan agreement to provide additional operational flexibility. The amendments, among other things, required the Company to complete the following transactions on or before the dates indicated: (i) on or before May 15, 1996, complete the sale of such number of shares of PIK Preferred Stock as would result in the Company receiving gross proceeds of at least $50.0 million; (ii) on or before June 30, 1996, complete the previously planned sale of the Company's 29% equity interest in MPL, which operates in the United Kingdom, and the previously planned sale of equity securities of a subsidiary formed for the purpose of holding the Company's investments in operations in Latin America for certain minimum proceeds; and (iii) on or before December 31, 1996, complete the previously planned sale of equity securities of a subsidiary to be formed for the purpose of holding the Company's investments in operations in Asia for certain minimum proceeds. In June 1996, the lending banks granted the Company a 30-day extension, until July 31, 1996, to complete the sale of its interest in MPL, and a 90-day extension, until September 30, 1996, to complete the sale of equity securities of the subsidiary formed for the purpose of holding the Company's investments in its Latin American operations. The Company completed the sale of PIK

Preferred Stock in the second quarter of 1996 and completed the sale of its 29% equity interest in MPL on July 15, 1996. Management of the Company believes that the two remaining transactions described above will be concluded by the dates prescribed in the amended loan agreement, although there can be no assurance in this regard.

       As of June 30, 1996, SkyTel had $110.5 million in borrowings outstanding under the bank credit facility, including borrowings of $15.0 million in the second quarter of 1996. Letters of credit in the amount of $3.7 million have been issued under the credit facility as of June 30, 1996, and the credit available under the facility has been reduced by a corresponding amount.
The Company has agreed to temporarily limit its borrowing availability under the bank credit facility pending the execution of a formal amendment to the bank loan agreement and currently has borrowing availability of $12.5 million under its bank credit facility. The Company is involved in negotiations with respect to this amendment which would result in aggregate availability under the bank credit facility of approximately $50 million in the third quarter of 1996.

       In July 1996, the Company completed a consent solicitation pursuant to which the holders of the Senior Notes approved certain amendments to the indenture relating to the Senior Notes. Under the amended terms of the indenture, the Company will have increased borrowing capacity, subject to the terms of its existing bank credit facility, to meet the Company's anticipated financial needs. Borrowing capacity permitted under the indenture is based, in part, on the number of messaging units placed in service since September 30, 1994. In addition, the amendments permit the Company to designate its Latin American and Asian holding companies as unrestricted subsidiaries for purposes of the indenture, thereby taking them outside the scope of the indenture covenants, to facilitate the planned sale of equity securities in these holding companies. The Company has paid consenting holders of the Senior Notes $15.00 per $1,000 principal amount of Senior Notes, or an aggregate of approximately $3.9 million, and has agreed to extend the period during which the Company is prohibited from effecting an optional redemption of the Senior Notes by one year to December 15, 1999.

       In April and May of 1996, the Company sold an aggregate of 57,500 shares of PIK Preferred Stock for an aggregate purchase price of $57.5 million to certain investors, including Microsoft Corporation, Kleiner Perkins Caufield & Byers, Chase Manhattan Corporation and certain executive officers and directors of the Company, including John N. Palmer, Chairman of the Board. Holders of the PIK Preferred Stock will be entitled to receive dividends out of funds legally available therefor at an annual rate of 7.5% (or $75 per share of PIK Preferred Stock), payable quarterly on each March 15, June 15, September 15 and December
15. The Company will have the option, however, to pay dividends on the PIK Preferred Stock through the later of the fifth anniversary of the date of issuance or until cash dividends are permitted under the Company's bank credit facility and the indenture relating to the Senior Notes in the form of additional shares of PIK Preferred Stock. Dividends on the PIK Preferred Stock will be cumulative and will accrue from the date of original issuance.

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

       Each share of PIK Preferred Stock will be convertible at the option of the holder into shares of Mtel Common Stock at conversion prices ranging from $17.90 per share to $18.19 per share of Mtel Common Stock, subject to adjustment upon the occurrence of certain events. Following the second anniversary of the date of issuance of the PIK Preferred Stock, the Company may redeem, in whole or in part, the outstanding PIK Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends. The bank credit facility, as amended, and the indenture relating to the Senior Notes prohibit the voluntary redemption of the PIK Preferred Stock. Commencing on the seventh anniversary of the date of issuance of the PIK Preferred Stock and continuing through the tenth anniversary thereof, the Company must redeem 7,500 shares of PIK Preferred Stock at a price of $1,000 per share, along with accrued and unpaid dividends thereon.

       On July 15, 1996, the Company completed the sale of its 29% equity interest in MPL, which operates in the United Kingdom, and received net pre-tax proceeds of approximately $26.4 million. MPL was considered a non-strategic asset because it does not operate on the 931 MHz frequency. In the third quarter of 1996, the Company will report a net after-tax loss on the sale of its operations in the United Kingdom of approximately $3.5 million.

       Although the Company believes that its bank credit facility, cash flows from operations and the other sources of capital described above will be sufficient to meet projected capital expenditures through 1997, the Company may be required to engage in other financings, the timing, nature, amount and source of which cannot be determined. Factors that may affect the need for additional financing include the Company's operating results, its borrowing availability under the bank credit facility and the indenture relating to the Senior Notes and the successful completion of sales of equity securities in subsidiaries formed for the purpose of holding the Company's investments in operations in Latin America and Asia.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities
         ---------------------

         During April and May 1996, the Company issued 57,500 shares of PIK Preferred Stock for an aggregate consideration of $57.5 million. The PIK Preferred Stock ranks junior to the Company's outstanding $2.25 Preferred Stock in terms of rights to receive cash dividends and upon a liquidation of the Company. The PIK Preferred Stock ranks senior to the Common Stock in right of payment of cash dividends and upon a liquidation of the Company. As a result, the holders of Common Stock may not receive any dividends in respect thereof until all accrued and unpaid dividends on the PIK Preferred Stock and the $2.25 Preferred Stock have been paid in full. Furthermore, no amounts can be paid to the holders of Common Stock upon a liquidation of the Company until the liquidation preference of $1,000 per share to which the holders of the PIK Preferred Stock and the $2.25 Preferred Stock are entitled has been paid in full.

Item 3.  Defaults upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The 1996 Annual Meeting of Stockholders was held on May 30, 1996. At the 1996 Annual Meeting, Thomas G. Barksdale and E. Lee Walker were elected directors of the Company for a three year term expiring at the 1999 Annual Meeting of Stockholders and until their respective successors are elected and qualified. The holders of 43,837,819 shares of Common Stock present in person or by proxy at the 1996 Annual Meeting voted in favor of the election of Mr. Barksdale, and the holders of 1,394,250 shares of Common Stock withheld their vote for Mr. Barksdale. The holders of 44,129,836 shares of Common Stock present in person or by proxy at the 1996 Annual Meeting voted in favor of the election of Mr. Walker, and the holders of 1,102,233 shares of Common Stock withheld their vote for Mr. Walker. Messrs. Gregory B. Maffei, John N. Palmer and John E. Welsh III will continue to serve as directors of the Company until the 1997 Annual Meeting of Stockholders, and Messrs. Haley Barbour, Jai P. Bhagat and R. Faser Triplett, M.D. will continue to serve as directors of the Company until the 1998 Annual Meeting of Stockholders, in each case until their respective successors are elected and qualified.

       At the 1996 Annual Meeting, the stockholders of the Company also approved an amendment to the Company's Restated Certificate of Incorporation (the "Certificate"). The purpose of the amendment was to increase the number of authorized shares of Common Stock of the Company from 75,000,000 to 100,000,000 shares. The amendment to the Certificate was approved by the affirmative vote of the holders of 43,866,852 shares of Common Stock, constituting a majority of the shares of Common Stock issued and outstanding as of the record date for the 1996 Annual Meeting, with 857,352 shares of Common Stock voting against the amendment, 366,265 shares abstaining from voting, and 141,598 shares constituting broker nonvotes.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
        (a) Exhibits

        The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

        Exhibit No.                  Description

               4.1 Amendment No. 1 dated as of March 27, 1996 to the Credit, Security, Guaranty and Pledge Agreement dated as of December 21, 1995 by and among the Company, the lenders referred to therein, Chase Manhattan Corporation, Credit Lyonnais New York Branch and
                         J.P. Morgan Securities, Inc.

               4.2 Supplemental Indenture dated as of July 18, 1996 between the Company and Texas Commerce Bank National Association, as Trustee, relating to the 13.5% Senior Notes due 2002.

              27.1       Financial Data Schedule.

        (b) Reports on Form 8-K

            None.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MOBILE TELECOMMUNICATION
                                    TECHNOLOGIES CORP.

Dated:  August 13, 1996             By  /s/ John N. Palmer
                                      -----------------------------------------
                                     John N. Palmer
                                     Chairman of the Board



Dated:  August 13, 1996             By  /s/ John E. Welsh, III
                                      ------------------------------------------
                                     John E. Welsh, III
                                     Vice Chairman and
                                     Acting Chief Financial Officer