Form 10-Q
period 1996-09-30
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1996-11-14
CIK 842915

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington,  D.C.  20549

                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996
Commission File No.  0-17316


                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.
                  -------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                   64-0518209
   ----------------------------------               -------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification Number)


     200 South Lamar Street,   Mtel Centre,   Jackson, Mississippi 39201
     --------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


                                (601) 944-1300
                                --------------
             (Registrant's telephone number, including area code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X        NO
                            -------        -------

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                       54,402,688 shares of Common Stock,
                        par value $.01 per share, as of
                                October 31, 1996

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets -- September 30, 1996 and December 31,
          1995.

          Consolidated Statements of Operations -- Nine Months Ended September 30, 1996 and 1995, and Three Months Ended September 30, 1996 and 1995.

          Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1996 and 1995, and Three Months Ended September 30, 1996 and 1995.

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES
          ----------

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                 September 30,    December 31,
                                                     1996             1995
                                                --------------- ---------------
ASSETS:

CURRENT ASSETS
   Cash and cash equivalents                      $29,877,306      $9,612,734
   Accounts receivable, net                        67,542,489      46,313,031
   Other receivables                                7,207,377       5,488,392
   Other current assets                            13,804,602       3,700,019
                                                --------------- ---------------

       TOTAL CURRENT ASSETS                       118,431,774      65,114,176
                                                --------------- ---------------

MESSAGING NETWORKS
   Property and equipment, net                    320,352,774     294,626,442
   Certificates of authority and license cost     166,474,706     159,101,539
   Network construction and development costs      87,636,929      88,145,489
                                                --------------- ---------------

       TOTAL MESSAGING NETWORKS                   574,464,409     541,873,470
                                                --------------- ---------------

GOODWILL                                           85,714,066      88,144,574

INVESTMENT IN UNCONSOLIDATED INTERNATIONAL
  VENTURES                                         47,008,087      68,043,591

OTHER ASSETS
   Securities restricted for debt service          40,633,667      64,101,245
   Other                                           25,360,466      24,136,475
                                                --------------- ---------------

       TOTAL OTHER ASSETS                          65,994,133      88,237,720
                                                --------------- ---------------

                                                 $891,612,469    $851,413,531
                                                =============== ===============

LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
   Current maturities of long-term debt              $794,524      $1,278,426
   Accounts payable and accrued liabilities        86,020,170      93,281,635
                                                --------------- ---------------

       TOTAL CURRENT LIABILITIES                   86,814,694      94,560,061
                                                --------------- ---------------

LONG-TERM DEBT                                    397,509,972     333,258,720

MINORITY INTEREST                                  21,713,503          54,501

STOCKHOLDERS' INVESTMENT
       Preferred Stock, par value $.01 per
          share; 25,000,000 shares authorized;
          3,750,000 shares of $2.25 Cumulative
          Convertible Exchangeable Preferred
          Stock outstanding in 1996 and 1995;
          57,500 shares of 7.5% Cumulative
          Convertible Accruing PIK Preferred
          Stock outstanding in 1996                    38,075          37,500
       Common Stock, par value $.01 per share;
          100,000,000 shares authorized;
          shares issued: 54,364,377 in 1996
          and 54,134,711 in 1995                      543,644         541,347
       Additional paid-in-capital                 617,949,271     557,837,759
       Accumulated deficit                       (231,514,019)   (133,383,935)
       Cumulative translation adjustment           (1,442,671)     (1,492,422)
                                                --------------- ---------------

TOTAL STOCKHOLDERS' INVESTMENT                    385,574,300     423,540,249
                                                --------------- ---------------

                                                 $891,612,469    $851,413,531
                                                =============== ===============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Nine Months Ended              Three Months Ended
                                                              September 30,                   September 30,
                                                      -----------------------------   -----------------------------

                                                           1996            1995            1996           1995
                                                      --------------  -------------   --------------  -------------
Revenues                                               $260,801,420    $171,915,365     $92,005,625    $64,422,756

Expenses:
    Operating                                            83,953,470      43,549,763      28,106,120     17,817,252
       Selling, general and administrative              171,561,335     120,481,461      58,636,542     43,985,214
       Depreciation and amortization                     67,759,636      24,462,692      23,088,142      9,953,060
                                                      --------------  --------------  --------------  -------------

                                                        323,274,441     188,493,916     109,830,804     71,755,526
                                                      --------------  --------------  --------------  -------------

Operating income (loss)                                 (62,473,021)    (16,578,551)    (17,825,179)    (7,332,770)

Interest income                                           4,457,804      10,373,802       1,575,081      2,595,839
Interest expense                                        (32,309,993)     (7,380,126)    (11,906,619)    (2,231,191)
Gain (loss) on sale of assets                             2,411,103          72,492      (3,777,526)        31,825
Other income                                                 51,778       1,314,523          17,906        406,607
                                                      --------------  --------------  --------------  -------------
Income (loss) before income taxes
     and equity income (loss)                           (87,862,329)    (12,197,860)    (31,916,337)    (6,529,690)
Provision for income taxes                                1,460,822         504,864         131,536        190,093
Equity in income (losses) of investments                   (451,124)      1,061,105        (255,780)        80,021
                                                      --------------  --------------  --------------  -------------

Net income (loss)                                      ($89,774,275)   ($11,641,619)   ($32,303,653)   ($6,639,762)

Preferred dividend requirement                            8,355,824       6,328,125       3,218,205      2,109,375
                                                      --------------  --------------  --------------  -------------

Net income (loss) available to common
     stockholders                                      ($98,130,099)   ($17,969,744)   ($35,521,858)   ($8,749,137)
                                                      ==============  ==============  ==============  =============

Net income (loss) per common share                           ($1.81)         ($0.36)         ($0.65)        ($0.17)
                                                      ==============  ==============  ==============  =============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                             Nine Months Ended              Three Months Ended
                                                               September 30,                   September 30,
                                                      -------------------------------  ------------------------------
                                                           1996            1995            1996            1995
                                                      ---------------  --------------  --------------  --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     ($89,774,275)   ($11,641,619)   ($32,303,653)    ($6,639,762)
      Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization                     67,759,636      24,462,692      23,088,142       9,953,060
        Provision for losses on accounts receivable
              and inventory                               14,667,847       4,387,347       5,579,339       1,548,808
        Amortization of debt issuance costs                1,457,034        (451,397)        456,467         139,949
        Foreign currency transaction (gain) loss             (14,445)           (234)          5,731             869
        (Gain) loss on sale of assets                     (2,411,103)        (72,492)      3,777,526         (31,825)
        Losses attributable to minority interests            (37,333)              -         (23,637)              -
        Equity in (income) losses from investments           451,124      (1,061,105)        255,780         (80,021)
      Change in assets and liabilities:
        (Increase) decrease in accounts receivable       (25,780,844)    (22,090,941)      8,919,274      (7,787,446)
        (Increase) in other receivables                   (1,718,985)              -        (926,150)              -
        (Increase) decrease in other current assets      (10,104,583)      8,224,726     (10,736,214)     (5,856,135)
        Increase (decrease) in accounts payable and
             accrued liabilities                         (17,884,112)     31,441,693     (15,225,746)     24,103,667
                                                      ---------------  --------------  --------------  --------------

 Net Cash Provided By (Used In) Operating Activities     (63,390,039)     33,198,670     (17,133,141)     15,351,164
                                                      ---------------  --------------  --------------  --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                           66,801,059       3,840,250      53,037,015               -
   Capital expenditures, net                            (104,742,913)   (194,476,817)    (35,558,898)    (80,802,478)
   (Increase) in investment in unconsolidated
      international ventures                             (10,260,714)     (6,685,167)     (3,465,553)     (4,065,290)
   (Increase) decrease in other assets                    16,224,449      (1,909,508)      4,480,072        (217,291)
   Decrease in short term investments                              -      38,817,846               -      42,116,524
                                                      ---------------  --------------  --------------  --------------

 Net Cash Provided By (Used In) Investing Activities     (31,978,119)   (160,413,396)     18,492,636     (42,968,535)
                                                      ---------------  --------------  --------------  --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                     65,000,000       1,657,881      20,000,000       1,616,593
   Principal payments on long-term debt                   (1,218,205)     (5,759,642)       (593,220)        (72,067)
   Payment of dividends on preferred stock                (6,328,125)     (6,328,125)     (2,109,375)     (2,109,375)
   Sale of stock and exercise of options                  58,179,060       6,319,010          28,696         225,128
                                                      ---------------  --------------  --------------  --------------

 Net Cash Provided By (Used In) Financing Activities     115,632,730      (4,110,876)     17,326,101       (339,721)
                                                      ---------------  --------------  --------------  --------------

     Net increase (decrease) in cash and cash
       equivalents                                        20,264,572    (131,325,602)     18,685,596     (27,957,092)
     Cash and cash equivalents-beginning of
       period                                              9,612,734     145,620,779      11,191,710      42,252,269
                                                      ---------------  --------------  --------------  --------------

     Cash and cash equivalents-end of period             $29,877,306     $14,295,177     $29,877,306     $14,295,177
                                                      ===============  ==============  ==============  ==============

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

       In September 1995, the Company launched commercial operation of the first nationwide wireless messaging network in the United States that utilizes frequency licensed by the FCC for narrowband personal communication services ("PCS"). This network enables subscribers to send and receive messages through the use of a new class of small low-power, light-weight devices, as well as laptop and palmtop computers, without the need to know the location of the sender or receiver at the time of transmission, and utilizes a proprietary system architecture designed and developed by Mtel. Mtel's 100%-owned subsidiary, Destineer Corp., holds the FCC license utilized by this network.

       Mtel, through its 100%-owned subsidiary Mtel International, Inc. ("Mtel International"), operates or has investments in entities that operate one-way wireless messaging systems in various countries in Latin America and the Asia Pacific region. Mtel also provides its subscribers with access to an international messaging network that utilizes Mtel's proprietary technology and interconnects the systems operated by Mtel and its joint ventures with systems in

Canada, Singapore and other countries. See Note 9 of Notes to Consolidated Financial Statements.

       Mtel is also engaged in other telecommunications-related businesses including air-to-ground telecommunications operations and telephone answering services.

       Mtel operates primarily through three business segments: SkyTel one-way messaging, narrowband PCS messaging and international messaging operations. For the third quarter of 1996, SkyTel one-way messaging, the Company's principal operating segment, reported revenues of $82.1 million, operating income of $18.7 million and net income of $17.8 million. Narrowband PCS messaging operations, which commenced commercial operation in September 1995 and are currently in a start-up phase, reported revenues of $2.7 million, an operating loss of $28.6 million and a net loss of $38.8 million for the third quarter of 1996. Mtel's international operations reported revenues of $5.2 million, an operating loss of $6.4 million and a net loss of $11.6 million from its majority-owned ventures for the quarter ended September 30, 1996. For purposes of reporting operating income (loss) for the Company's business segments, certain indirect operating and selling, general and administrative expenses are allocated among the business segments based on the percentage of time spent by personnel on each segment's activities, and certain expenses that are incurred for the benefit of the parent company are not allocated to the business segments.

     See Note 1 of Notes to Consolidated Financial Statements in Mtel's Annual Report on Form 10-K for the year ended December 31, 1995 for a discussion of certain risks and uncertainties involving the Company's ability to generate future positive operating cash flows and operating income and the impact of certain events and transactions on the availability of capital resources needed by the Company to complete its business plans.

2.     BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Mtel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       The Company's consolidated financial statements for the three and nine month periods ending September 30, 1996 and 1995 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. The results for these periods are not necessarily indicative of the results for the year ending December 31, 1996.

3.     EARNINGS (LOSS) PER SHARE

       Loss per share for the three and nine month periods ending September 30, 1996 and 1995 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period with no effect given to common stock equivalents arising from stock options, convertible subordinated debt and convertible preferred stock because such effect would be antidilutive. The weighted average number of shares of common stock outstanding in the third quarter of 1996 and the first nine months of 1996 was 54,364,009 and 54,272,058, respectively. The weighted average number of shares of common stock outstanding in the third quarter of 1995 and the first nine months of 1995 was 50,623,748 and 49,710,560, respectively.

4.     FOREIGN CURRENCY

       The assets and liabilities of international subsidiaries are translated into U.S. dollars using the period-end exchange rates. Revenues and expenses are translated at the average rates during the periods presented. Translation adjustments are charged to a separate component of stockholders' investment.

5.     AMENDMENT OF INDENTURE RELATING TO SENIOR NOTES

       In July 1996, the Company completed a consent solicitation pursuant to which the holders of the Company's 13.5% Senior Notes due 2002 (the "Senior Notes") approved certain amendments to the indenture relating to the Senior Notes. Under the amended terms of the indenture, the Company has the ability to incur additional senior debt, subject to the terms of its existing bank credit facility, to meet the Company's anticipated financial needs. The amount of senior debt that may be incurred under the covenants in the indenture is based, in part, on the number of messaging units placed in service since September 30, 1994. In addition, the amendments to the indenture permit the Company to designate its Latin American and Asian holding companies, or any other foreign subsidiary, as "unrestricted" subsidiaries for purposes of the indenture, thereby taking them outside the scope of the indenture covenants, to facilitate the sale of equity securities in these holding companies. The Company paid consenting holders of the Senior Notes $15.00 per $1,000 principal amount of Senior Notes, or an aggregate of approximately $3.9 million, and agreed to extend the period during which the Company is prohibited from effecting an optional redemption of the Senior Notes by one year to December 15, 1999. The consideration paid to the consenting holders of the Senior Notes will be amortized over the remaining term of the Senior Notes.

6.     BANK CREDIT FACILITY

       In December 1995, SkyTel established a $250.0 million secured revolving credit facility with a syndicate of financial institutions. As part of the bank credit facility, SkyTel is also provided with access to letters of credit in an amount up to $20.0 million. Borrowings under the credit facility may be used for capital expenditures, working capital and other general corporate purposes.

          In March 1996, the lending banks waived certain 1995 and first quarter 1996 covenant violations and agreed to certain amendments to the bank loan agreement to provide additional operational flexibility.

The amendments, among other things, required the Company to complete the following transactions on or before the dates indicated: (i) on or before May 15, 1996, complete the sale of such number of shares of PIK Preferred Stock (as defined in Note 7) as would result in the Company receiving gross proceeds of at least $50.0 million; (ii) on or before June 30, 1996, complete the previously planned sale of the Company's 29% equity interest in Mercury Paging Ltd. ("MPL"), which operates in the United Kingdom, and its previously planned sale of equity securities of a subsidiary formed for the purpose of holding the Company's investments in operations in Latin America for certain minimum proceeds; and (iii) on or before December 31, 1996, complete the previously planned sale of equity securities of a subsidiary to be formed for the purpose of holding the Company's investments in operations in Asia for certain minimum proceeds. In June 1996, the lending banks granted the Company a 30-day extension, until July 31, 1996, to complete the sale of its interest in MPL, and a 90-day extension, until September 30, 1996, to complete the sale of equity securities of the subsidiary formed for the purpose of holding the Company's investments in its Latin American operations. The Company completed the sale of PIK Preferred Stock in the second quarter of 1996 (see Note 7), completed the sale of its 29% equity interest in MPL in July 1996 (see Note 8), and completed the sale of equity securities of its Latin American holding company in September 1996 (see Note 9). The Company is engaged in discussions concerning the sale of equity securities in its Asian holding company, although it has no agreements or understandings regarding such a sale at the present time. The Company would be required to seek an amendment of the covenant in the bank loan agreement which requires the sale of equity securities in its Asian holding company if such sale is not completed on or before December 31, 1996 and, based upon preliminary discussions with the banks, expects that such an amendment would be agreed to if requested by the Company.

       In August 1996, the lending banks and SkyTel agreed to further amend the terms of the secured revolving credit facility. In this second amendment, the banks consented to the amendments of the indenture relating to the Senior Notes approved by the holders of the Senior Notes in July 1996. See Note 5 of Notes to Consolidated Financial Statements. In addition, the second amendment limits the aggregate borrowings that may be incurred by the Company under the credit facility to an amount not to exceed $160 million in the third quarter of 1996 and to an amount not to exceed $175 million pending the approval by the lending banks of the 1997 business plan, and a further amendment to the bank loan agreement appropriately modifying certain financial covenants which the Company expects to complete on or before December 31, 1996.

7.     PIK PREFERRED STOCK

       In April and May of 1996, the Company completed the sale of 57,500 shares of its 7.5% Cumulative Convertible Accruing PIK Preferred Stock (the "PIK Preferred Stock") for an aggregate purchase price of $57.5 million. See Note 6. The proceeds from the sale of the PIK Preferred Stock have been used by the Company for general corporate purposes including the continued development and optimization of the narrowband PCS network.

8.     SALE OF MERCURY PAGING LTD.

       On July 15, 1996, the Company completed the sale of its 29% equity interest in MPL, which operates in the United Kingdom, and received net pre-tax proceeds of approximately $26.4 million. MPL was considered a non-strategic asset because it did not operate on the 931 MHz frequency in the United Kingdom. In the third quarter of 1996, the Company recorded a net after-tax loss on the sale of its equity interest in MPL of approximately $3.6 million.

9.     SALE OF 20% INTEREST IN LATIN AMERICAN OPERATIONS

       In September 1996, the Company completed the sale of a 20% equity interest in Mtel Latin America, Inc. ("Mtel Latam"), the subsidiary formed for the purpose of holding the Company's investments in its Latin American operations, for an aggregate purchase price of $35 million. Mtel Latam received $27 million of the proceeds at closing and the remaining $8 million is to be received on or before March 31, 1997. No gain or loss was recorded in connection with this transaction. The transaction is reflected as minority interest on Mtel's balance sheet. Mtel received approximately $10.2 million of the proceeds as reimbursement for amounts invested in the Latin American operations during 1996. The remainder of the proceeds from the sale will be used to fund capital expenditures, working capital requirements and additional development efforts in the Latin American region. In order to complete the sale of the equity interest in Mtel Latam, Mtel was required to designate Mtel Latam as an "unrestricted" subsidiary for purposes of the bank credit facility and the indenture relating to the Senior Notes. As a result of this designation, any additional financing required to fund Mtel Latam's operations and development efforts must be obtained by Mtel Latam independent of Mtel.

10.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Interest paid by Mtel was $27.0 million and $15.2 million during the nine months ended September 30, 1996 and 1995, respectively, and was $6.4 million and $0.02 million during the three months ended September 30, 1996 and 1995, respectively. No federal income taxes were paid during these periods.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

          CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion of the consolidated financial condition and results of operations of Mtel for the three and nine month periods ended September 30, 1996 and 1995 and certain factors that will affect Mtel's financial condition. See Note 1 of Notes to Consolidated Financial Statements in Mtel's Annual Report on Form 10-K for the year ended December 31, 1995 for a discussion of certain risks and uncertainties involving the Company's ability to generate future positive operating cash flows and operating income and the impact of certain events and transactions on the availability of the capital resources needed by the Company to complete its business plans.

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

RESULTS OF OPERATIONS

       REVENUES

       Revenues on a consolidated basis increased 52% in the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, primarily due to the 47% increase in SkyTel one-way messaging revenues in the first nine months of 1996 as compared to the first nine months of 1995.
Revenues on a consolidated basis increased 43% in the third quarter of 1996 as compared to the third quarter of 1995, primarily due to the 38% increase in SkyTel one-way messaging revenue in the third quarter of 1996 as compared to the third quarter of 1995. As of September 30, 1996, SkyTel had 1,056,400 one-way messaging units in service in the United States, an increase of 30% over the 813,300 one-way messaging units in service as of September 30, 1995. In the third quarter of 1996, SkyTel reported one-way net unit sales of 18,900 as compared to 50,100 net unit additions in the second quarter of 1996. The lower rate of net unit sales in the third quarter of 1996, as compared to the second quarter of 1996, resulted from continuing higher than anticipated disconnect rates in the reseller distribution channel, including MCI Telecommunications Corp. ("MCI"), and in the agent distribution channel. In the fourth quarter of 1996, the Company expects to experience a decline in these disconnect rates, which would result in greater net unit additions in the fourth quarter of 1996 as compared to the third quarter of 1996. Average revenue per unit from one-way operations was $26.24 in the third quarter of 1996 as compared to $26.43 in the second quarter of 1996.

       In September 1996, the reseller distribution arrangement with MCI was restructured. MCI will continue to purchase SkyTel services at wholesale rates to fulfill the regional and national paging requirements of its business customers, but has agreed to purchase the pagers required by its customers. Under the revised structure, SkyTel provides certain customer support services to MCI and is reimbursed for the costs of such services.

       Mtel's consolidated revenues include revenues recorded by the Company's wholly-owned subsidiary in Argentina which commenced commercial operation in April 1994, its 98%-owned subsidiary in Colombia which commenced commercial operation in June 1994, its 100%-owned subsidiary in Hong Kong which commenced commercial operation in June 1995 and its 90%-owned subsidiary in Uruguay which was acquired in September 1995. During the first nine months of 1996, revenues recorded by the Company's consolidated international operations accounted for approximately 5% of Mtel's revenues as compared to 4% in the first nine months of 1995.

       During the first nine months of 1996, SkyTel one-way messaging provided approximately 89% of Mtel's revenues as compared to 92% in the first nine months of 1995. Narrowband PCS messaging provided approximately 3% of consolidated revenues during the first nine months of 1996. Other Mtel operations provided approximately 3% of revenues in the first nine months of 1996 as compared to 4% in the first nine months of 1995.

       Mtel is finalizing a family of narrowband PCS offerings including three primary products: interactive 2-way messaging; cost-effective fixed location services; and a new generation of improved nationwide alphanumeric messaging services. By mid-December 1996, Mtel will begin to more actively market interactive 2-way messaging to corporate accounts in selected major markets, and by the end of April 1997, Mtel plans to be actively marketing all three narrowband PCS products.


       EXPENSES

       Expenses include operating, selling, general and administrative, and depreciation and amortization. The Company capitalized certain costs related to the narrowband PCS network until commencement of commercial operation in September 1995.

       Operating expenses primarily consist of salaries, telephone costs and transmitter and receiver site rentals associated with the Company's one-way and narrowband PCS messaging operations in the United States and international messaging operations, as well as expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 93% in the first nine months of 1996 as compared to the first nine months of 1995 and increased 58% in the third quarter of 1996 as compared to the third quarter of 1995. This increase primarily reflects operating expenses attributable to the narrowband PCS network, which because of system design and functionality has significantly higher fixed operating expenses than the

Company's one-way operations, and increased telephone and system costs associated with the increasing one-way messaging subscriber base. As a percentage of consolidated revenues, operating expenses increased to 32% in the first nine months of 1996 as compared to 25% in the first nine months of 1995 and increased to 31% in the third quarter of 1996 as compared to 28% in the third quarter of 1995. Mtel expects to continue to incur increased operating expenses during the remainder of 1996 and 1997 as a result of operating expenses related to the narrowband PCS network and as a result of the continuing expansion of its one-way messaging subscriber base.

       Selling, general and administrative expenses include marketing and advertising costs related to domestic and international messaging operations, personnel costs associated with SkyTel's direct sales and marketing staff and customer support operations and corporate overhead costs, primarily salaries and administrative expenses. These expenses on a consolidated basis increased 42% in the first nine months of 1996 as compared to the first nine months of 1995 and increased 33% in the third quarter of 1996 as compared to the third quarter of 1995. This increase primarily reflects selling, general and administrative expenses related to the narrowband PCS network and additional costs associated with customer support operations, such as customer service, operator dispatch, billing and collections related to the continuing increase in units in service on the SkyTel one-way messaging system. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 66% in the first nine months of 1996 as compared to 70% in the first nine months of 1995 and decreased to 64% in the third quarter of 1996 as compared to 68% in the third quarter of 1995. On a consolidated basis, selling, general and administrative expenses are expected to continue to increase during the remainder of 1996 and 1997 primarily as a result of expenses related to the narrowband PCS network.

       Depreciation and amortization increased 177% in the first nine months of 1996 as compared to the first nine months of 1995 and increased 132% in the third quarter of 1996 as compared to the third quarter of 1995, primarily reflecting depreciation and amortization of the network infrastructure, spectrum costs and other capitalized costs related to the narrowband PCS network and depreciation of one-way messaging units in service. As a percentage of consolidated revenues, depreciation and amortization expenses increased to 26% in the first nine months of 1996 as compared to 14% in the first nine months of 1995 and increased to 25% in the third quarter of 1996 as compared to 15% in the third quarter of 1995. The Company expects depreciation and amortization expenses to continue to increase during the remainder of 1996 and 1997 as a result of depreciation and amortization of network infrastructure, spectrum costs and other capitalized costs related to the narrowband PCS network.


       OPERATING INCOME (LOSS)

       Mtel reported a consolidated operating loss of approximately $62.5 million for the first nine months of 1996 as compared to an operating loss of approximately $16.6 million for the first nine months of 1995 and a consolidated loss of $17.8 million for the third quarter of 1996 as compared to an operating loss of $7.3 million for the third quarter of 1995. For the three-month period ended September 30, 1996, one-way messaging operations recorded operating income of $18.7 million, which was offset by an operating loss of $28.6 million from narrowband PCS operations and an operating loss of $6.4 million from international operations.

       The Company expects to report operating losses on a consolidated basis during the remainder of 1996 and 1997 as a result of continuing start-up losses related to narrowband PCS operations and continuing losses from international messaging operations. However, the Company expects SkyTel's one-way messaging business to continue to report operating income in 1996 and future periods as a result of continued growth in units in service.


       INTEREST INCOME (EXPENSE)

       Interest expense increased 338% in the first nine months of 1996 as compared to the first nine months of 1995 and increased 434% in the third quarter of 1996 as compared to the third quarter of 1995. This increase primarily reflects interest accrued on borrowings under the Company's secured bank credit facility established in December 1995. As of September 30, 1996, the Company had $130.5 million principal amount outstanding under the bank credit facility. In addition, the Company generally ceased capitalizing interest related to the development and construction of the narrowband PCS network upon commencement of commercial operation in September 1995.

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, the Company capitalizes interest expense related to equity investments and the purchase of certain assets which constitute activities preliminary to the commencement of the investee's or purchaser's planned principal operations. The Company capitalized approximately $19.8 million and $5.7 million in interest costs in the first nine months of 1995 and 1996, respectively, and capitalized approximately $6.9 million and $1.7 million in interest costs in the third quarter of 1995 and 1996, respectively. Capitalized interest decreased in the third quarter and first nine months of 1996 as compared to the same periods in 1995 since the capitalization of interest related to the development and construction of the narrowband PCS network generally ceased upon commencement of commercial operation in September 1995.

       Interest income totaled $4.5 million in the first nine months of 1996 as compared to $10.4 million in the first nine months of 1995 and totaled $1.6 million in the third quarter of 1996 as compared to $2.6 million in the third quarter of 1995. This decrease is primarily attributable to a decrease in cash available for investment and a reduction in the aggregate amount of securities restricted for debt service related to the Senior Notes.


       PROVISION FOR INCOME TAXES

       Mtel recorded a provision for income taxes of $1.5 million and $0.5 million in the first nine months of 1996 and 1995, respectively, and $0.1 million and $0.2 million in the third quarter of 1996 and 1995, respectively, relating to state and local income taxes. The Company reported a net loss for federal income tax purposes during the three and nine month periods ended September 30, 1996 and 1995 and, accordingly, no provision for federal income taxes has been made for such periods.


       PREFERRED STOCK DIVIDENDS

       The Company accrued approximately $2.1 million in each of the quarters ended September 30, 1996 and 1995 related to dividends on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock"). In addition, the Company accrued approximately $1.1 million in the third quarter of 1996 related to stock dividends accrued on the Company's PIK Preferred Stock issued in April and May of 1996. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income, such dividends are deducted from net income for the purpose of determining net income (loss) per common share. See Note 7 of Notes to Consolidated Financial Statements.

       NET INCOME (LOSS)

       Mtel recorded a net loss of approximately $89.8 million in the nine month period ended September 30, 1996 which, combined with the effect of the preferred stock dividends, resulted in a net loss per common share of $1.81 for such period. This compares to a net loss of approximately $11.6 million, or $0.36 per common share, in the first nine months of 1995. The Company recorded a net loss of $32.3 million, or $0.65 per common share, in the third quarter of 1996 as compared to a net loss of $6.6 million, or $0.17 per common share, in the third quarter of 1995. The net loss in the three and nine month periods ended September 30, 1996 includes a net loss of approximately $3.6 million recorded on the sale of the Company's 29% equity interest in MPL completed in July 1996.
The net loss reported for the nine months ended September 30, 1996 was offset by a gain of approximately $6.6 million from the sale of a portion of the Company's investment in American Mobile Satellite Corp. in the first quarter of 1996. The Company expects to incur net losses during the remainder of 1996 and 1997 as a result of continuing start-up losses from the narrowband PCS network and continuing losses from its international operations.


LIQUIDITY AND CAPITAL RESOURCES

       The Company invested $58.5 million in the first nine months of 1996, including $19.6 million in the third quarter of 1996, to procure messaging units to support SkyTel's increasing one-way messaging subscriber base and, to a lesser extent, in connection with the optimization and expansion of the SkyTel one-way messaging system. In addition, Mtel incurred capital expenditures for equipment, development costs and construction costs related to the narrowband PCS network of $39.4 million in the first nine months of 1996, including $13.8 million in the third quarter of 1996, which related to the Company's efforts to expand the coverage of the narrowband PCS network in certain major metropolitan areas, continued efforts to optimize and improve the performance and reliability of the narrowband PCS network and the purchase of two-way personal messaging units. Capital expenditures in the third quarter of 1996 were funded with cash generated from SkyTel's one-way messaging operations, borrowings under SkyTel's bank credit facility and the proceeds from the sale of the Company's 29% equity interest in MPL.

       In July 1996, the Company completed a consent solicitation pursuant to which the holders of the Senior Notes approved certain amendments to the indenture relating to the Senior Notes. Under the amended terms of the indenture, the Company has the ability to incur additional senior debt, subject to the terms of its existing bank credit facility, to meet the Company's anticipated financial needs. The amount of senior debt that may be incurred under the covenants in the indenture is based, in part, on the number of messaging units placed in service since September 30, 1994. In addition, the amendments to the indenture permit the Company to designate its Latin American and Asian holding companies as "unrestricted" subsidiaries for purposes of the indenture, thereby taking them outside the scope of the indenture covenants, to facilitate the sale of equity securities in these holding companies. The Company paid consenting holders of the Senior Notes $15.00 per $1,000 principal amount of Senior Notes, or an aggregate of approximately $3.9 million, and agreed to extend the period during which the Company is prohibited from effecting an optional redemption of the Senior Notes by one year to December 15, 1999.

       As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, in March 1996 the lending banks waived certain 1995 and first quarter 1996 covenant violations and agreed to certain amendments to the bank loan agreement to provide additional operational flexibility. The amendments, among other things, required the Company to complete the following transactions on or before the dates indicated: (i) on or before May 15, 1996, complete the sale of such number of shares of PIK Preferred Stock as would result in the Company receiving gross proceeds of at least $50.0 million;
(ii) on or before June 30, 1996, complete the previously planned sale of the Company's 29% equity interest in MPL, which operates in the United Kingdom, and the previously planned sale of equity securities of a subsidiary formed for the purpose of holding the Company's investments in operations in Latin America for certain minimum proceeds; and (iii) on or before December 31, 1996, complete the previously planned sale of equity securities of a subsidiary to be formed for the purpose of holding the Company's investments in operations in Asia for certain minimum proceeds. In June 1996, the lending banks granted the Company a 30-day extension, until July 31, 1996, to complete the sale of its interest in MPL, and a 90-day extension, until September 30, 1996, to complete the sale of equity securities of the subsidiary formed for the purpose of holding the Company's investments in its Latin American operations. The Company completed the sale of PIK Preferred Stock in the second quarter of 1996, completed the sale of its 29% equity interest in MPL in July 1996 and completed the sale of equity securities of its Latin American holding company in September 1996. The Company is engaged in discussions concerning the sale of equity securities in its Asian holding company, although it has no agreements or understandings regarding such a sale at the present time. The Company would be required to seek an amendment of the covenant in the bank loan agreement which requires the sale of equity securities in its Asian holding company if such sale is not completed on or before December 31, 1996 and, based upon preliminary discussions with the banks, expects that such an amendment would be agreed to if requested by the Company.

       In August 1996, the lending banks and SkyTel agreed to further amend the terms of the secured revolving credit facility. In this second amendment, the banks consented to the amendments of the indenture relating to the Senior Notes approved by the holders of the Senior Notes in July 1996. In addition, the second amendment limits the aggregate borrowings that may be incurred by the Company under the credit facility to an amount not to exceed $160 million in the third quarter of 1996 and to an amount not to exceed $175 million pending the approval by the banks of the 1997 business plan and a further amendment to the bank loan agreement appropriately modifying certain financial covenants, which the Company expects to complete on or before December 31, 1996.

       As of September 30, 1996, SkyTel had $130.5 million in borrowings outstanding under the bank credit facility, including borrowings of $20.0 million in the third quarter of 1996. Letters of credit in the amount of $2.2 million have been issued under the credit facility as of September 30, 1996, and the credit available under the facility has been reduced by a corresponding amount. As of September 30, 1996, the Company had additional borrowing availability under the bank credit facility of approximately $27.3 million, which increased to $42.3 million as of October 1, 1996. The Company is involved in discussions with the banks with respect to an additional amendment to the terms of the credit facility which, among other things, would increase the borrowing availability under this facility.

       On July 15, 1996, the Company completed the sale of its 29% equity interest in MPL, which operates in the United Kingdom, and received net pre-tax proceeds of approximately $26.4 million. In the third quarter of 1996, the Company reported a net after-tax loss on the sale of its equity interest in MPL of approximately $3.6 million.

       In September 1996, the Company completed the sale of a 20% equity interest in Mtel Latam, the subsidiary formed for the purpose of holding the Company's investments in its Latin American operations, for an aggregate purchase price of $35 million. Mtel Latam received $27 million of the proceeds at closing and the remaining $8 million is to be received on or before March 31, 1997. Mtel received approximately $10.2 million of the proceeds as reimbursement for amounts invested in the Latin American operations during 1996. The remainder of the proceeds from the sale will be used to fund capital expenditures, working capital requirements and additional development efforts in the Latin American region. In order to complete the sale of the equity interest in Mtel Latam, Mtel was required to designate Mtel Latam as an "unrestricted" subsidiary for purposes of the bank credit facility and the indenture relating to the Senior Notes. As a result of this designation, any additional financing required to fund Mtel Latam's operations and development efforts must be obtained by Mtel Latam independent of Mtel.

       Although the Company believes that its bank credit facility, cash flows from one-way messaging operations and the other sources of capital described above will be sufficient to meet projected capital expenditures through 1997, the Company may be required to engage in other financings, the timing, nature, amount and source of which cannot be determined. Factors that may affect the need for additional financing include the Company's operating results, its borrowing availability under the bank credit facility and the indenture relating to the Senior Notes and the completion of the sale of equity securities in its Asian holding company.

       In October 1996, the U.S. Supreme Court declined to hear Mtel's challenge to the legal authority of the FCC to impose a $33 million payment obligation for the narrowband PCS license issued to Mtel in July 1994 pursuant to the Pioneer's Preference grant. The case has been remanded to the FCC by the U.S. Court of Appeals for the District of Columbia Circuit to determine whether the fee was properly imposed on Mtel. Mtel is under no obligation to pay the license fee until any new FCC order that may be issued on remand is no longer subject to administrative reconsideration or judicial review. Mtel does not currently utilize this license for its narrowband PCS operations.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

         The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

       Exhibit No.                  Description

           4.1 Amendment No. 2 dated as of August 23, 1996 to the Credit, Security, Guaranty and Pledge Agreement dated as of December 21, 1995, as amended, by and among the Company, the lenders referred to therein, Chase Manhattan Bank, Credit Lyonnais New York Branch and J.P. Morgan Securities, Inc.

           10.1 Purchase Agreement dated as of September 19, 1996, by and between Mtel Latin America, Inc. and Newbridge Latin America, L.P.

           10.2 Contribution, Registration Rights and Standstill Agreement dated as of September 19, 1996 by and among the Company, Newbridge Latin America, L.P. and TPG Partners, L.P.

           10.3 Stockholders and Exchange Rights Agreement dated as of September 19, 1996 by and among Mtel Latin America, Inc., Mtel International, Inc. and Newbridge Latin America, L.P.

           10.4 Subscription Agreement dated as of September 19, 1996 by and between Newbridge Latin America, L.P. and Mtel Puerto Rico, Inc.

           10.5 Stockholders and Exchange Rights Agreement dated as of September 19, 1996 by and among Mtel Puerto Rico, Inc., Mtel Latin America, Inc. and Newbridge Latin America, L.P.

           10.6 Employment Agreement dated as of August 1, 1996 by and between the Company and John T. Stupka.

           10.7 Employment Agreement dated as of August 15, 1996 by and between the Company and Robert Kaiser.

           10.8 Form of Restricted Stock Agreement under the 1990 Executive Incentive Plan.

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

                                    MOBILE TELECOMMUNICATION
                                    TECHNOLOGIES CORP.

Dated:  November 13, 1996           By  /s/ John T. Stupka
                                      --------------------
                                     John T. Stupka
                                     President and Chief
                                     Executive Officer



Dated:  November 13, 1996           By  /s/ Robert Kaiser
                                      -------------------
                                     Robert Kaiser
                                     Senior Vice President - Finance
                                     and Chief Financial Officer