Form 10-Q/A
period 1996-09-30
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1996-12-11
CIK 842915

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington,  D.C.  20549

                                   FORM 10-Q/A


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                     For Quarter Ended September 30, 1996
                         Commission File No.  0-17316


                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                   64-0518209
   ----------------------------------               -------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification Number)


        200 South Lamar Street, Mtel Centre, Jackson, Mississippi 39201
--------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


                                (601) 944-1300
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

         The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

       Exhibit No.                  Description

           4.1 Amendment No. 2 dated as of August 23, 1996 to the Credit, Security, Guaranty and Pledge Agreement dated as of December 21, 1995, as amended, by and among the Company, the lenders referred to therein, Chase Manhattan Bank, Credit Lyonnais New York Branch and J.P. Morgan Securities, Inc. *

           10.1 Purchase Agreement dated as of September 19, 1996 by and between Mtel Latin America, Inc. and Newbridge Latin America, L.P. *

           10.2 Contribution, Registration Rights and Standstill Agreement dated as of September 19, 1996 by and among the Company, Newbridge Latin America, L.P. and TPG Partners, L.P. *

           10.3 Stockholders and Exchange Rights Agreement dated as of September 19, 1996 by and among Mtel Latin America, Inc., Mtel International, Inc. and Newbridge Latin America, L.P. *

           10.4 Subscription Agreement dated as of September 19, 1996 by and between Newbridge Latin America, L.P. and Mtel Puerto Rico, Inc. *

           10.5 Stockholders and Exchange Rights Agreement dated as of September 19, 1996 by and among Mtel Puerto Rico, Inc., Mtel Latin America, Inc. and Newbridge Latin America, L.P. *

           10.6 Employment Agreement dated as of August 1, 1996 by and between the Company and John T. Stupka. *

           10.7 Employment Agreement dated as of August 15, 1996 by and between the Company and Robert Kaiser. *

           10.8 Form of Restricted Stock Agreement under the 1990 Executive Incentive Plan. *

           27.1          Financial Data Schedule. **

       (b) Reports on Form 8-K

           None.

--------------------
* Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

**  Inadvertently omitted by the Company's filing agent.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MOBILE TELECOMMUNICATION
                                    TECHNOLOGIES CORP.

Dated:  December 10, 1996           By: /s/ John T. Stupka
                                      --------------------
                                            John T. Stupka
                                            President and Chief
                                            Executive Officer



Dated:  December 10, 1996           By: /s/ Robert Kaiser
                                      -------------------
                                            Robert Kaiser
                                            Senior Vice President - Finance
                                            and Chief Financial Officer