Form 10-K
period 1996-12-31
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1997-03-31
CIK 842915

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1996
                                      OR
 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ________to ________

                        COMMISSION FILE NUMBER 0-17316

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              64-0518209
    (STATE OF OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


        200 SOUTH LAMAR STREET                          39201
      MTEL CENTRE, SOUTH BUILDING                    (ZIP CODE)
         JACKSON, MISSISSIPPI
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      Registrant's telephone number, including area code: (601) 944-1300

          Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
                 None                                REGISTERED
                                                   Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share,
                  together with associated rights to purchase
                 Series C Junior Participating Preferred Stock
                               (Title of class)

                               ----------------


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]   No [_]

  Aggregate market value of the voting stock held by non-affiliates of the
Registrant:
                       $400,192,305 as of March 3, 1997
  Indicate the number of shares of each of the Registrant's classes of common stock, as of the latest practicable date:
  54,457,855 shares of Common Stock, par value $.01 per share, outstanding as of March 3, 1997.
  Documents incorporated by reference in this Annual Report on Form 10-K:
  Portions of the definitive proxy statement relating to the 1997 Annual Meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                  PART I
Item 1. Business..........................................................   1
Item 2. Properties........................................................  16
Item 3. Legal Proceedings.................................................  16
Item 4. Submission of Matters to a Vote of Security Holders...............  17
    Executive Officers of the Registrant..................................  17
                                 PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters...................................................................  18
Item 6. Selected Financial Data...........................................  19
Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations.....................................................  20
Item 8. Financial Statements and Supplementary Data.......................  31
Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure......................................................  31
                                 PART III
Item 10. Directors and Executive Officers of the Registrant...............  31
Item 11. Executive Compensation...........................................  31
Item 12. Security Ownership of Certain Beneficial Owners and Management...  31
Item 13. Certain Relationships and Related Transactions...................  31
                                 PART IV
Item 14. Exhibits, Financial Statements, Financial Statement Schedules and
Reports on Form 8-K.......................................................  32
    Index to Consolidated Financial Statements............................  F-1

                                    PART I

  Certain statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. When appropriate, certain factors that could cause results to differ materially from those described in the forward looking statements are enumerated. As a result, this Annual Report on Form 10-K, including the Consolidated Financial Statements and the notes thereto, should be read in its entirety for a complete understanding of such factors.

ITEM 1. BUSINESS

GENERAL

  Mobile Telecommunication Technologies Corp. ("Mtel" or the "Company") is a leading provider of nationwide and international one-way wireless messaging services in the United States and selected international markets. In September 1995, Mtel also commenced commercial operation of the first advanced messaging network in the United States that utilizes spectrum allocated by the Federal Communications Commission ("FCC") for narrowband personal communications services ("PCS"). Mtel's strategy is to maintain its leadership position by serving as a high quality, single source provider of one-way and advanced messaging services and continuing to develop and provide innovative, value-added services. As of December 31, 1996, Mtel had approximately 1,307,400 units in service worldwide, which represents an increase of 25.6% over the approximately 1,040,700 units in service as of December 31, 1995, and includes approximately 1,083,200 SkyTel domestic one-way units, 29,800 advanced messaging units on the narrowband PCS network and 194,400 international one-way messaging units on a proportionate basis.

  Mtel, through its wholly-owned subsidiary, SkyTel Corp. ("SkyTel"), provides one-way messaging services in thousands of towns and cities in the United States by means of SkyTel's ground-based transmitter system, leased satellite facilities and proprietary messaging technology and software utilizing two dedicated channels on the 931 MHz frequency (collectively, the "931 MHz Frequencies") licensed by the FCC. As part of its strategic focus, Mtel has sought to become a single source provider of one-way messaging services to mobile professionals, many of whom have needs for local and regional one-way messaging services in addition to nationwide and international services. To facilitate this strategy, Mtel offers regional and local coverage options, primarily through contractual arrangements with a substantial number of the commercial mobile radio service providers in the United States.

  In September 1995, the Company commenced commercial operation of the narrowband PCS network which currently provides coverage in approximately 220 metropolitan statistical areas ("MSAs") in the United States covering approximately 75% of the population. The narrowband PCS network is a location independent network that utilizes a proprietary system architecture designed and developed by Mtel. Services on the narrowband PCS network currently include interactive two-way services and fixed location services, and the Company plans to begin offering advanced text messaging services on the narrowband PCS network in the second quarter of 1997.

  Mtel operates or has investments in joint ventures that operate nationwide one-way messaging systems in 13 countries in Latin America, including Argentina, Colombia, Mexico and Peru, and four countries in the Asia Pacific region. As of December 31, 1996, Mtel had approximately 194,400 international one-way messaging units in service, which reflects its proportionate share of units placed in service by its joint ventures as well as units placed in service by its consolidated subsidiaries. Mtel also provides its subscribers with access to an international network using Mtel's proprietary technology that interconnects the systems operated by the Company's international subsidiaries and joint ventures with the systems in the United States, the Bahamas, Bermuda, Canada, and Singapore.

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

  Unless the context otherwise requires, references to Mtel or the Company herein include Mobile Telecommunication Technologies Corp. and its subsidiaries. Mtel's executive offices are located at 200 South Lamar Street, Mtel Centre, South Building, Jackson, Mississippi, 39201 and its telephone number is (601) 944-1300.

  Set forth below is a description of the Company's businesses. The Company's businesses have been classified into four industry segments: One-Way Messaging, Advanced Messaging, International and Other. See Note 11 of Notes to Consolidated Financial Statements for certain financial information concerning these industry segments.

ONE-WAY MESSAGING

  One-Way Messaging Products and Services. SkyTel provides one-way messaging services in thousands of cities and towns in the United States by means of SkyTel's ground based transmitter system, leased satellite facilities and proprietary messaging technology and software utilizing the 931 MHz Frequencies. SkyTel provides to its subscribers numerous service benefits, including a fully redundant network that helps ensure system reliability, an expanded product offering that includes both local and regional service along with its established nationwide and international service, centralized 24-hour customer service and centralized in-house billing that provides tailored billing options to meet individualized customer needs.

  The Company's principal one-way messaging services in the United States are marketed under the names SkyPager(R) for numeric paging service, SkyWord(R) for alphanumeric messaging service and SkyTalk(R) for digital voice message storage and retrieval services. A subscriber for one-way messaging services may obtain numeric or alphanumeric service on a local, regional, nationwide or international basis, with regional coverage in six regions, three of which correspond to the Eastern, Central and Western (which includes both the Mountain and Pacific) time zones and three of which provide coverage in the Southwest, Midwest and Southeast regions of the United States. SkyTel also offers several additional one-way messaging coverage options, including Metro local service, which provides one-way messaging coverage over one of twenty-one zones in the United States, and Nationwide Now, which allows a local, zonal or regional customer of one-way messaging services to obtain nationwide coverage on demand for specified periods of time. Currently, a majority of one-way subscribers receive numeric display service, although alphanumeric service constitutes a growing component of the SkyTel one-way customer base. For the years ended December 31, 1996, 1995 and 1994, one-way messaging operations in the United States accounted for approximately 89%, 92% and 92% of the consolidated revenues of the Company, respectively.

  As part of its strategic focus, SkyTel has sought to become a single source messaging provider to business users, many of whom have needs for local and regional one-way messaging services in addition to nationwide and international services. To facilitate this strategy, in February, 1995, Mtel acquired United States Paging Corporation ("USPC") which provides one-way local and regional messaging services through contractual arrangements with a substantial number of the commercial mobile radio service providers in the United States to a customer base comprised primarily of corporations requiring service in multiple locations. USPC also provides customized, value-added services which are not generally offered by local or regional paging companies, such as single point of contact for all sales, service and support nationwide, optimum selection of radio frequency coverage to maximize service for each customer's specific area of travel and service, centralized and customized nationwide billing and computerized automatic messaging for centralized dispatch.

  SkyTel has integrated its communications technology with the Internet by offering both a World Wide Web site and Internet gateway. The web site (www.skytel.com) provides information on the Company's services worldwide, permits direct interaction with SkyTel customer support and provides an Internet solution for companies and individuals to originate and send messages to any SkyTel subscriber. The Internet gateway allows an estimated 70 million e-mail users to send messages to SkyTel subscribers. The Company estimates that it is currently delivering approximately 500,000 messages per month to SkyTel one-way and advanced messaging subscribers via the World Wide Web site and the Internet e-mail gateway.

  SkyTel has also been an innovator in and has devoted significant efforts to developing one-way wireless messaging services that integrate SkyTel's communications technology with the latest advances in the computer hardware, software and information industries. SkyTel's one-way messaging network supports Lotus cc: Mail and Microsoft Mail, two of the most widely used LAN-based e-mail systems in the United States. Users of these e-mail systems who subscribe for SkyTel service can be alerted of or may actually receive incoming e-mail messages through SkyTel's one-way messaging system without having to retrieve the messages in the traditional wireline method. SkyTel and Lotus Development Corp. ("Lotus") also market jointly a pager gateway that permits users of Lotus' communications software to receive numeric and alphanumeric messages transmitted through SkyTel's one-way messaging system. The pager gateway developed by Lotus and SkyTel allows users to filter and forward e-mail to their wireless receiver and to send message alerts or changes or additions in the Lotus Notes database.

  One-Way Messaging Operations. A person desiring to reach a one-way messaging subscriber can call a toll-free number (1-800-SKYPAGE for numeric service, 1-800-SKYGRAM for alphanumeric service or a personal 800 number). The message (a telephone number or text message) is processed by SkyTel's network operations computer center and uplinked to a communications satellite. That signal is then simultaneously broadcast to each downlink in the system and transmitted to the subscriber on one of SkyTel's frequencies through nationwide transmitter facilities owned and operated by SkyTel.

  SkyTalk(R) is marketed as an additional feature providing customers with digital voice message storage and retrieval services which permit a caller to leave a recorded message for a subscriber on the one-way messaging system by dialing a toll-free number (1-800-SKYTALK). The message is stored in a voicemail computer. When a message is left, the subscriber is automatically alerted through the messaging unit and thereafter can retrieve the stored message by calling the voice message computer utilizing the same toll-free number. The SkyTalk system can also be accessed from a number of countries outside the United States by dialing a toll-free telephone number.

  SkyTel's proprietary "Universal Messaging System" technology includes redundant Digital Alpha 8400 computers which are linked together and connected to a satellite backbone and terrestrial delivery system on a nationwide basis in accordance with SkyTel's design specifications. In addition, SkyTel operates its one-way messaging network by means of computer software programs specially written, developed and enhanced over the years by its software engineering staff and contract consultants. A key element of SkyTel's proprietary software is the manner in which the software controls, processes and delivers messages to subscribers through an international network of nationwide messaging systems. This software also has the ability to integrate and process other types of information such as electronic mail and facsimile messages. SkyTel's software also applies customer usage information to generate customer bills, and an extensive customer database provides valuable information regarding the profiles, preferences and characteristics of SkyTel's direct customers.

  All domestic nationwide and regional messages are routed through one of SkyTel's operations centers located in Washington, D.C. and Jackson, Mississippi before being transmitted to the satellite uplink. Both operations centers maintain a full backup power plant and generator. The Washington, D.C. operations center maintains a direct telephone communications linkup with MCI Telecommunications Corporation ("MCI"), one of the current vendors of the Company's 800 services. SkyTel's operations centers are also linked to the AT&T network for 800 and other services. The operations center in Jackson, Mississippi also serves as the operations center for the Company's narrowband PCS and international messaging networks. Local messages are generally routed through local paging systems operated by third parties which have contracted with USPC.

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

  In January, 1995, Mtel acquired the outstanding shares of SkyTel common stock that Mtel did not own in exchange for Mtel Common Stock (the "SkyTel Merger"). The SkyTel common stock held by the SkyTel stockholders, other than Mtel or its direct or indirect subsidiaries (constituting approximately 9.7% of the outstanding shares of SkyTel common stock), was converted into the right to receive an aggregate of approximately 3.4 million shares of Mtel Common Stock in the SkyTel Merger. As a result of this transaction, all of the issued and outstanding shares of SkyTel common stock are beneficially owned by Mtel. See Note 5 of Notes to Consolidated Financial Statements.

ADVANCED MESSAGING

  Overview. In September 1995, the Company launched commercial service of its nationwide narrowband PCS network which enables subscribers to send and receive messages without the need to know the location of the sender or receiver at the time of transmission. The narrowband PCS network utilizes a proprietary system architecture designed and developed by Mtel incorporating low-power subscriber equipment transmission technology. The Company has designed the narrowband PCS network to be open to developers of software and services that address the growing wireless communications market. This open architecture strategy is designed to stimulate the development of products and applications to increase volume on the narrowband PCS network and encourage direct sales and marketing support by such developers.

  Narrowband PCS Products and Services. The narrowband PCS network may be accessed by dialing a toll-free number and is currently operational in approximately 220 MSAs in the United States covering approximately 75% of the population. The Company's introduction of the narrowband PCS network featured an interactive two-way messaging capability, which was enhanced in mid-1996 with the introduction of the SkyWriter(TM) messaging device designed and developed for the Company by Wireless Access, Inc. ("Wireless Access"). The SkyWriter(TM) device allows subscribers to compose and send text messages from the device through a unique user friendly interface and makes peer-to-peer data communications possible for the first time.

  Each messaging device on the narrowband PCS network also has a unique Internet e-mail address that allows subscribers to originate or respond directly from the device or through any Internet e-mail package. SkyTel's World Wide Web site provides subscribers with message origination capabilities, message status checking and reply redirection. SkyTel's PC and Macintosh based software, SkyTel Access(TM), also provides message origination, retrieval and management functions, and messaging capabilities have also been integrated with the Hewlett-Packard 100/200LX and is being integrated with the Microsoft Windows CE palmtop systems.

  The Company plans to introduce SkyWord Plus(TM), an advanced text messaging service on the narrowband PCS network in the second quarter of 1997. This service will ensure message delivery through system confirmation of delivery from the network operations center and a store and forward platform. If a customer is in transit between two markets and temporarily out of coverage, any messages will be stored and automatically delivered to the customer when he or she is back in coverage. The advanced text messaging service will also be equipped with a feature that will automatically detect errors in message transmission and provide for retransmission of the message, as well as the ability to change subscriber profiles and add or delete services through over the air programming commands without the need to send the messaging device back for reprogramming. The Company has been working with Motorola, Inc. ("Motorola") to design and develop the messaging device for its advanced text messaging service.

  In 1997, the Company will also be pursuing opportunities on the narrowband PCS network afforded by fixed wireless applications. Fixed wireless applications will generally utilize the narrowband PCS network in off-peak hours and can be implemented with little or no network modification. Applications currently under development include vending machine monitoring, Kiosk management systems and gas pipeline transmission monitoring.

During 1997, the Company intends to continue its efforts to establish alliances with industry leaders to develop fixed wireless applications and to work with hardware manufacturers to develop fixed wireless transceivers and interface devices.

  SkyTel has also entered into joint development and marketing alliances with several companies that the Company believes will expand the capabilities and potential applications of its advanced messaging services. In 1996, the Company developed SkyTel Messenger(TM) for Windows CE in close collaboration with Microsoft Corporation ("Microsoft"). SkyTel Messenger(TM) enables customers to integrate the communications features of a handheld PC based on Windows CE with the narrowband PCS network. SkyTel has recently concluded agreements with three Microsoft licensed manufacturers of handheld PC's, Casio Computer Co., Ltd., Compaq Computer Corporation and Phillips Electronics North America Corporation, to co-market the Company's advanced messaging services with these products.

  The Company is continuing its efforts to optimize and expand the functionality and applications of the narrowband PCS network. For example, SkyTel offers a software development kit that allows software developers, corporations and partners to develop unique and differentiated applications that maximize the advanced messaging capabilities of the narrowband PCS network. In addition, the Company is pursuing alliances and joint development and marketing efforts with leading operating system software developers, application software developers, database and information service providers and hardware vendors in an effort to meet the advanced messaging needs of the mobile professional.

  The Company intends to focus its marketing efforts in 1997 on increasing the commercial acceptance of the advanced messaging services available on the narrowband PCS network. Mtel also intends to continue to target market segments with diverse messaging requirements, such as corporate users, business travelers and users of portable and handheld personal computers, for purposes of marketing its advanced messaging services on the narrowband PCS network. However, two-way wireless data services available to date have had only modest market acceptance, mostly in specialized vertical market applications. Mtel believes this is due to slower user acceptance of new technologies and services, limited applications, large subscriber devices and high costs associated with other two-way data services.

  System Description; Technology. The narrowband PCS network is a location independent nationwide network. The Company believes that the network draws competitive advantages from its technology and infrastructure, its user-friendly advanced messaging platform, and its network operations center and intuitive applications. The network operations center manages network traffic flow, connectivity to information service providers and other databases, and customer profiles and accounts. Another important feature of the narrowband PCS network is extended battery usage, which is achieved by the messaging protocol and characteristics of the proprietary system architecture incorporated into the narrowband PCS network.

  Over-the-air transmissions on the narrowband PCS network utilize an innovative multi-carrier modulation technology. The narrowband PCS network has demonstrated transmission rates in excess of 24,000 bits per second for forward network links. This compares with 2,400 bits per second typically utilized at present by many one-way paging systems. The higher transmission speed provides increased system capacity. The narrowband PCS network operates with synchronized transmitters on the same frequency within a given coverage area to optimize building penetration and reduce power requirements.

  The development of the narrowband PCS network has required the application of numerous technological innovations in order to develop base transmitters, receivers and control equipment, software and subscriber equipment. The Company has worked in conjunction with Motorola to design and develop the transmitters, controllers, receivers and messaging units for the narrowband PCS network, and joint efforts to improve the performance of the network infrastructure equipment are continuing. The Company is also continuing to work with Motorola and Wireless Access to design and develop the next generation of messaging devices with advanced functionality for use on the narrowband PCS network.

  As is the case with the development and introduction of new technology, consumer acceptance of the technology may be slow and commercially acceptable performance levels on a consistent basis may require a period of stabilization and optimization of the network. The Company believes that system performance following commercial launch in September 1995 affected the level of customer acceptance of the advanced messaging services available on the Company's narrowband PCS network. The Company continued its efforts during 1996 to optimize and improve the reliability and performance of the narrowband PCS network, and has worked extensively with Motorola to improve components of the infrastructure equipment which the Company believes has also enhanced network performance. During 1996, the Company also expanded the coverage of the narrowband PCS network in major metropolitan areas to meet customer needs, and plans to continue to expand network coverage during 1997. The Company believes that improved network performance, reliability and coverage, together with new product offerings and more effective distribution, will result in increasing levels of units in service on the narrowband PCS network during 1997. However, the Company's ability to achieve adequate levels of net unit additions on the narrowband PCS network will depend upon the success of the direct, reseller and other distribution channels, the commercial acceptability of the advanced messaging services that will be available on the narrowband PCS network and the competitive environment, including pricing, for competing services. See
Note 2 of Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties regarding the narrowband PCS network.

  PCS Licenses. In July 1994, the FCC awarded the Company the first narrowband PCS license for the deployment and commercialization of a two-way, nationwide wireless data network in the United States pursuant to a Pioneer's Preference. The Company also acquired two additional paired nationwide narrowband PCS licenses in an auction held by the FCC in late July 1994 for a purchase price of $127.5 million. The narrowband PCS network currently operates on one of these paired channels. The Company believes that the use of paired channels enhances the efficiency of the narrowband PCS network by permitting the segregation of inbound and outbound traffic, and that such additional spectrum will allow the narrowband PCS network to provide a wider range of services to the public, including longer message length, bulk airtime applications and other services which may be developed in the future.

  The issuance of the Company's initial narrowband PCS license pursuant to the Pioneer's Preference was conditioned by the FCC, among other things, upon the payment of a license fee in the amount of approximately $33.0 million. Mtel filed an appeal challenging the condition requiring payment for this license, and in March 1996 the United States Court of Appeals for the D.C. Circuit issued a decision upholding the FCC's authority under the Communications Act of 1934, as amended (the "Communications Act"), to impose such a fee. However, the Court remanded the matter to the FCC for consideration of the propriety of imposing such a fee in light of Mtel's reliance on the FCC's public pronouncements that no such fee would be imposed and the granting by the FCC of other paging licenses without the imposition of any fee. Payment for this license will not be required to be made unless and until such litigation is finally resolved adversely to Mtel. Mtel does not currently utilize the frequency covered by this license.

INTERNATIONAL

  Mtel's international strategy has been to develop one-way messaging systems in foreign countries where opportunities exist for significant growth and profitability. Mtel believes that the underdeveloped telecommunications infrastructure, excellent growth potential and fragmented local competition existing in many of these countries provides a significant opportunity for the Company. Mtel also believes that expansion into international markets enhances one-way messaging coverage to its customers who travel on an international basis, leverages existing proprietary systems and resources and improves economies of scale.

  The Company's international development efforts have been focused primarily on the construction and operation of one-way nationwide messaging systems in Latin America. Mtel Latin America, Inc. ("Mtel Latam") serves as the holding company for the Company's Latin American operations and investments and conducts one-way messaging operations through wholly-owned subsidiaries in Argentina, Puerto Rico and Uruguay and through a 98% owned subsidiary in Colombia. As of December 31, 1996, Mtel Latam also owned equity interests in joint ventures that conduct one-way messaging operations in Mexico (49%), Peru (45%), Venezuela (50%), the Dominican Republic (50%), El Salvador (50%) Ecuador (50%), Guatemala (50%), Paraguay (40%) and Brazil (19%), although the interest in Brazil was sold by Mtel Latam in the first quarter of 1997. Mtel Latam intends to continue to pursue development efforts in this region and to focus on acquisitions which will enable the Company to gain market share and achieve economies of scale in the more populous countries in Latin America. See "Management's Discussions and Analysis of Financial Condition and Results of Operations--International."

  The following table sets forth information as of December 31, 1996 regarding Mtel Latam's operations and investments:

MTEL SYSTEMS

                                                                                         DECEMBER 31, 1996
                    APPROXIMATE                                                        ---------------------
                    POPULATION                                                          ACTUAL  PROPORTIONAL
                        (IN                                 MTEL      COMMENCEMENT OF  UNITS IN   UNITS IN
 COUNTRY             MILLIONS)           PARTNER          OWNERSHIP      OPERATIONS    SERVICE    SERVICE
 -------            ----------- ------------------------  ---------   ---------------- -------- ------------
 Mexico                 95.8    Radio Telefonia Movil       49.0%     February 1992     95,071     46,585
                                Metropolitana
                                S.A. de C.V.(1)
 Brazil(2)             162.7    Victori Comunicacoes        19.0%     July 1993        158,610     30,136
                                S.A.
 Paraguay                5.5    BEPSA Communications        40.0%     February 1993     19,348      7,739
                                S.R.L.
 Argentina              34.7    N/A                        100.0%     April 1994        26,729     26,729
 Costa Rica              3.5    Inversiones Comesal,        75.0%     Planned for 1997     N/A        N/A
                                S.A. de C.V.
 Colombia               36.8    N/A                         98.0%(3)  June 1994         20,944     20,525
 Peru                   24.5    Tele 2000 S.A.              45.0%     October 1994      11,167      5,025
 Ecuador                11.5    Isaias Group                50.0%     May 1995          10,466      5,233
 El Salvador             5.8    Inversiones Comesal,        50.0%     Planned for 1997     N/A        N/A
                                S.A. de C.V.
 Guatemala              11.3    Europeos, S.A.              50.0%     October 1995      10,938      5,468
 Uruguay(4)              3.2    Radio Aviso, S.A.          100.0%     September 1995     4,170      3,753
 Dominican Republic      8.1    Transmissiones y            50.0%     October 1996         978        489
                                Proyecciones, S.A.
 Puerto Rico(5)          3.8    N/A                        100.0%     October 1996       1,420      1,420
 Venezuela              22.0    Telecomunicaciones          50.0%     November 1995      3,792      1,896
                                Movilnet

--------
(1) A wholly owned subsidiary of Grupo Televisa, a media and telecommunications conglomerate based in Mexico City.
(2) The interest in the joint venture in Brazil was sold by Mtel Latam in the first quarter of 1997 for an aggregate purchase price of $14.3 million.
(3) Senior management owns the remaining interest.
(4) A 90% interest in a paging operation in Uruguay was acquired in September 1995 and the remaining 10% was acquired in the first quarter of 1997.
(5) The Company's subsidiary in Puerto Rico serves as an exclusive reseller and system manager of SkyTel.

  In September 1996, the Company completed the sale of a 20% equity interest in Mtel Latam to Newbridge Latin America, L.P. ("Newbridge") for an aggregate purchase price of $35 million. Approximately $10.2 million of the net proceeds from the sale of the equity interest in Mtel Latam to Newbridge was paid to the Company as reimbursement for amounts invested in the Latin American operations during 1996. The remainder of the net proceeds from such sale are being used to fund capital expenditures, working capital requirements, acquisitions and additional development efforts of Mtel Latam in this region.

  The equity interest sold to Newbridge consists of 20% of the outstanding common stock (the "Latam Common Stock") and 20% of the outstanding cumulative redeemable variable rate preferred stock (the "Latam Preferred Stock") of Mtel Latam. The holders of Latam Preferred Stock, including the Company, are entitled to receive cumulative dividends which will accrue at an annual rate of 12%, compounded annually, increasing one percent on each anniversary of the date of original issuance of the Latam Preferred Stock (the "Closing Date") up to a maximum annual rate of 15%, which dividends are payable in additional shares of Latam Preferred Stock. Newbridge is entitled to preemptive rights in the event of the sale by Mtel Latam of additional equity securities, tag-along rights in the event of the sale of equity securities of Mtel Latam by the Company or any permitted transferee of the Company, and piggy-back registration rights.

  Newbridge is entitled to elect two of the eight directors comprising the Mtel Latam Board until such time as Newbridge disposes of more than 10% of the Latam Common Stock originally purchased by Newbridge, or Newbridge's voting interest on a fully-diluted basis is less than 12% of the total voting power of the Latam Common Stock outstanding. Notwithstanding the foregoing, Newbridge is entitled to elect one director to the Mtel Latam Board until such time as Newbridge disposes of more than 50% of the Latam Common Stock originally purchased by Newbridge, or Newbridge's voting interest on a fully-diluted is less than 5% of the total voting power of the Latam Common Stock outstanding. The approval of seven of the eight members of the Board of Directors of Mtel Latam is required to approve certain matters, including the annual business plan of Mtel Latam, the appointment or removal of the chief executive officer, chief operating officer and chief financial officer of Mtel Latam, the incurrence of indebtedness in excess of $15 million and certain fundamental corporate transactions such as the merger or sale of substantially all of the assets of Mtel Latam or any material subsidiary.

  The Latam Preferred Stock is convertible, at the option of Newbridge, into shares of Latam Common Stock at a per share conversion price equal to the per share purchase price paid by Newbridge in September 1996 for the Latam Common Stock. The Latam Common Stock is also exchangeable, at the option of Newbridge, into shares of Common Stock of the Company upon the occurrence of certain events, including the occurrence of a change in control of the Company, the completion of a public offering by Mtel Latam that results in the Company owning less than 40% of Mtel Latam, or at any time following the fourth anniversary of the Closing Date if the Board of Directors of Mtel Latam denies the request of Newbridge to undertake an initial public offering and Mtel Latam does not undertake to arrange a sale of the Mtel Latam equity securities owned by Newbridge for fair market value. Mtel Latam may require Newbridge to exchange the Latam Common Stock for shares of Common Stock of the Company at such time as Newbridge is no longer entitled to elect any directors of Mtel Latam, at any time after the sixth anniversary of the Closing Date if Mtel Latam has not completed an initial public offering of at least 35% of the outstanding shares of Latam Common Stock, or at any time after the seventh anniversary of the Closing Date if the Company owns 40% or more of Mtel Latam, and Mtel Latam has not sold all or substantially all of its assets, merged with another entity whereby Mtel Latam is not the surviving entity or completed an initial public offering of at least 35% of the outstanding shares of Latam Common Stock. The number of shares of Common Stock of the Company issuable in the event of such an exchange would be based on the fair market value of the Latam Common Stock being exchanged.

  The sale of the equity interest in Mtel Latam to Newbridge required the Company to designate Mtel Latam as an "unrestricted subsidiary" for purposes of SkyTel's bank credit facility and the indenture relating to the Company's 13.5% Senior Subordinated Discount Notes due 2002. As a result of this designation, Mtel Latam will be required to finance its operations and development efforts independent of the Company. Mtel Latam will be required to engage in additional debt or equity financings in order to fund its capital requirements and development efforts, and there can be no assurance that Mtel Latam will be able to complete any additional financings on terms acceptable to Mtel Latam. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--International."

  The Company also conducts one-way messaging operations in Hong Kong through a wholly-owned subsidiary and owns equity interests in joint ventures that conduct such operations in Indonesia (19%), Malaysia (25%) and the Philippines (40%). In addition, the Company owns a 49% equity interest in a joint venture that manages the one-way messaging network in the Shanghai Province of the Peoples Republic of China which is expected to commence commercial operations in the second quarter of 1997. The Company has determined to reduce its capital commitments and to restructure or divest its operations in the Asia Pacific region. In addition, the March 1997 amendment to SkyTel's bank credit facility requires the Company to raise at least $10 million in proceeds from the sale of its operations and investments in the Asia Pacific region on or before December 31, 1997. Each of the Company's joint venture agreements in the Asia Pacific region contain rights of first refusal or other restrictions or conditions on the transfer of the Company's interests in such joint ventures, and the Company cannot predict the extent to which these restrictions will effect the Company's ability to restructure or divest its investments in this region. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Impairment Loss" for information regarding the impairment loss recorded for the year ended December 31, 1996 relating to the Company's investments in the Asia Pacific region.

  In July 1996, the Company, in conjunction with the other shareholders of Mercury Paging Ltd. ("MPL") completed the sale of all the outstanding shares of MPL, including the Company's 29% equity interest in MPL, for an aggregate purchase price of $26.4 million. The Company's interest in MPL was considered a non-strategic asset because MPL did not operate on the 931 MHz frequency.

  The Company also owns and operates an international network which interconnects one-way messaging systems on the 931 MHz frequency in various countries utilizing Mtel's proprietary messaging software. The Company's international network currently interconnects the systems in the United States, Mexico, Argentina, Brazil, Canada, Colombia, Hong Kong, Indonesia, Malaysia, Peru, Singapore, Bermuda, the Bahamas, the Dominican Republic, Ecuador, Paraguay, Venezuela, Uruguay and Guatemala. The Company believes that its international network differentiates its services from those of its competitors, but does not expect that revenues from international traffic will be material.

  The international operations of the Company's subsidiaries and joint ventures have generated operating losses to date. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations "and "--Liquidity and Capital Resources--International."

  Mtel's international operations and investments are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation or other adverse regulatory or legislative developments, limitations on the removal of investment income, capital and other assets (including fees charged by Mtel for licensed technology), inflation and exchange rate fluctuations. Mtel's international operations and joint ventures also experience significant competition in the countries in which they operate. Mtel cannot predict whether any of such factors will occur in the future or the extent to which such factors would have a material adverse effect on Mtel's international operations, and the existence of any such factors will be taken into account in determining whether to continue the Company's international development efforts in any country. Mtel's international operations and joint ventures are generally subject to regulation and require governmental authorizations in the countries in which such operations are conducted, and changes in such regulation, the enactment of legislation or the allocation of spectrum for competing services could adversely affect Mtel's international operations and investments.

OTHER SERVICES

  As of December 31, 1996, the Company provided telephone answering services ("TAS") to approximately 6,000 customers in eight cities. To receive TAS, the subscriber's telephone line is call forwarded to a computer or to a switchboard at one of the Company's answering service bureaus, enabling an operator to answer the subscriber's telephone. Service is available on an 8, 12 or 24 hour basis or as otherwise needed. For the year ended December 31, 1996, TAS operations accounted for approximately 1.8% of the consolidated revenues of the Company.

  TAS is a mature business which the Company believes has less growth potential than the Company's other businesses. In addition, TAS operations are more labor intensive as compared to the Company's other businesses. As a result, the Company has determined to divest its TAS operations and entered into an agreement in principal to sell all of the Company's TAS assets for an aggregate purchase price of approximately $4.6 million. The completion of the TAS sale is subject to the execution of a definitive acquisition agreement.

  The Company was one of the eight original equity participants in American Mobile Satellite Corporation ("AMSC") and was the beneficial owner of approximately 2.0% of the outstanding shares of common stock of AMSC as of December 31, 1996. AMSC provides mobile telephone, fax and data services to the land mobile, maritime, aeronautical and fixed site market through its mobile satellite system. In 1996 and 1995, the Company sold a portion of its shares of AMSC common stock resulting in total proceeds of $8.9 million and $3.8 million, respectively.

  The Company is also the beneficial owner of convertible preferred stock which is convertible into approximately 4.0% of the common stock of Wireless Access, a company engaged in the business of developing wireless integration for mobile computing. Wireless Access has designed and developed advanced messaging units for the Company's narrowband PCS network.

MARKETING

  Customers of SkyTel's one-way and advanced messaging services are generally professional and management personnel, government agencies and many of the corporations in the Fortune 1000 whose personnel travel extensively and require access to important information. SkyTel has established a direct marketing and sales capability, developed marketing arrangements with selected unaffiliated resellers, including local and regional paging companies, and entered into joint development and marketing agreements with selected companies.

  Direct Sales. Through its direct sales force, SkyTel focuses on serving as a single source provider of local, regional and nationwide one-way and advanced messaging services, as well as one-way international messaging services, to large corporate and national accounts. The Company believes that its efforts to establish a highly-professional, dedicated, advanced application oriented direct sales force differentiates SkyTel from its competitors. As of December 31, 1996, SkyTel maintained a direct sales presence in more than 30 metropolitan areas. SkyTel intends to significantly expand its direct sales force in 1997.

  SkyTel's direct sales efforts have been successful in achieving higher average revenues per one-way messaging unit in service than many of its competitors. The Company believes this is due, in part, to its highly trained direct sales force, in addition to its value-added sales approach which contributes to the Company's high nationwide alphanumeric product mix and field based customer support resources. In addition, the Company has established an intense training program for its sales personnel which the Company believes will enhance their ability to market and sell advanced messaging products and applications on the narrowband PCS network. The Company also believes that SkyTel's 24-hour customer service has reinforced the success of its direct sales efforts.

  SkyTel has historically experienced disconnect rates for one-way messaging units placed in service by its direct sales channel that were comparable to industry standards. However, in 1996 these disconnect rates increased as a result of capacity constraints on the one-way network. Although, management has undertaken significant efforts to reduce the disconnect rate of the SkyTel direct sales channel in 1997, the Company cannot predict the extent to which such efforts will be successful since this will be dependent on competitive and other factors, some of which may be beyond the control of SkyTel. Further, there can be no assurance that SkyTel will not experience an increase in its disconnect rate in 1997, and any such increase could adversely affect the Company's results of operations.

  SkyTel also generates direct sales through its telemarketing group located in Jackson, Mississippi, which generally responds to inquiries generated by its national advertising and promotional programs, focuses on outbound sales calls to smaller companies and mobile professionals and qualifies corporate account leads for referral to SkyTel's direct corporate account sales force. SkyTel also maintains an airport marketing program utilizing kiosks located inside airport terminals to provide services to frequent travelers and capture leads for follow-up by the corporate account and telemarketing sales forces. SkyTel currently operates from two locations in the Atlanta Hartsfield International Airport as well as locations in the Cincinnati, Salt Lake City and San Jose airports.

  Resellers. SkyTel's one-way messaging services are also distributed through approximately 125 resellers which market such services from over 425 sales locations. The reseller distribution channel is administered by a dedicated management team through the Company's Destineer Corp. subsidiary. Resellers of SkyTel's regional and nationwide one-way messaging services generally purchase service in bulk quantities at wholesale rates, and include major companies such as McCaw RCC Communications, Inc. d/b/a AT&T Wireless Services ("AT&T"), MCI, AirTouch Paging, Ameritech Mobile Services, Inc., Arch Communications Group, Inc., Bell Atlantic Paging, Inc., American Paging, Inc., ProNet, Inc. and GTE, many of which offer SkyTel's one-way messaging services in conjunction with paging services provided on their own paging systems. Resellers are generally responsible for all customer support, billing, collection and equipment acquisition and maintenance costs. As a result, acquisition costs for units placed in service by resellers are significantly lower than the costs incurred for units placed in service by the Company's direct sales channel. Approximately 35%, 34% and 28% of SkyTel's revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to one-way messaging units placed in service by resellers. The Company's agreements with resellers are generally for one to three year terms and are automatically renewed for additional one-year periods unless terminated by either party upon at least 90 days' written notice prior to the expiration of the then current term.

  Net unit additions on the SkyTel one-way messaging network in 1996 were significantly affected by higher than expected disconnect rates in the reseller distribution channel, particularly MCI. The Company restructured its distribution arrangement with MCI in the fourth quarter of 1996 in an effort to improve the quality of MCI's sales and to focus exclusively on corporate customers. The restructured relationship provides for separate charges for airtime and the unbundling of certain support services that were previously included as components of the reseller product offering. In addition, the Company is no longer required to lease paging units to MCI which will reduce the acquisition costs to the Company of units placed in service through this channel. The unbundled support services continue to be made available by the Company for an additional charge. The Company has extended the pricing model made available to MCI to other resellers and is making the advanced messaging products on the Company's narrowband PCS network available for distribution by the reseller channel. The Company entered into new reseller agreements in the first quarter of 1997 with approximately thirty resellers, including AT&T, AirTouch Paging, Bell Atlantic Paging, Inc. and American Paging, Inc. Although the Company believes that these restructured reseller distribution agreements and the availability of advanced messaging products on the narrowband PCS network will result in higher net unit additions by the reseller channel in 1997, there can be no assurance in this regard or that the Company will experience improved disconnect rates in the reseller channel.

  Retail Channel. In late 1995, the Company began distributing its one-way and advanced messaging services through a distribution agreement with Sony Wireless Telecommunications Company ("Sony"). Under the agreement, the Sony's sales organization sells SkyTel's one-way and advanced messaging services through its network of consumer electronic retailers. In 1996, the Company introduced a line of Sony branded one-way numeric paging products that will only be available with SkyTel one-way messaging services and a new service that does not require a monthly fee and provides customers a prepaid, packaged solution with a fixed number of messages. At December 31, 1996, the Company's services were being distributed in approximately 1,700 consumer retail outlets in the United States, including Staples, Office Depot, Comp USA and selected Target locations, pursuant to the distribution agreement with Sony.

  Alternate Distribution Channels. In 1996, SkyTel used individual sales agents to sell and distribute its services in major metropolitan areas throughout the United States. The Company is undertaking efforts in 1997 to improve the profitability of sales and reduce the disconnect rate attributable to this distribution channel. SkyTel has also developed a sales channel that focuses on selling to the trade association marketplace.

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

  SkyTel's one-way and advanced messaging subscribers and resellers are billed monthly for service and for equipment rental, when applicable. Subscribers may also purchase their own equipment. The Company offers various service packages based on the type of services selected by the subscriber, which generally include a predetermined number of messages per month, for a fixed monthly charge. Messages which exceed the prescribed monthly amount are charged on a per message block or per character basis. International coverage can be obtained for an additional charge. The Company also offers a variety of other services in addition to its one-way and advanced messaging services such as SkyTalk and SkyQuote (a stock market quotation service) for an additional charge. The term of SkyTel's service contracts vary and, in certain cases, may be terminable by either party upon 30 days' notice after an initial term, although a number of large customers have service contracts for fixed terms.

COMPETITION

  The SkyTel one-way messaging system operates on one of the three Commercial Mobile Radio Services ("CMRS") frequencies originally allocated by the FCC specifically for common carrier nationwide network one-way messaging services. SkyTel commenced operation in 1993 of additional transmission facilities on a second frequency in virtually all markets in which SkyTel's first CMRS frequency is operational. A nationwide one-way messaging system on one of the three CMRS frequencies originally allocated for nationwide common carriage by the FCC is also operated by MobileMedia Communications, Inc. ("MobileMedia") in most markets in which the SkyTel one-way messaging system provides service, utilizes MobileMedia's existing local and regional one-way paging network and competes directly with SkyTel. Motorola operates the third CMRS nationwide common carrier frequency, but does not offer traditional nationwide one-way messaging service on its system. Motorola offers one-way electronic mail service to portable receivers (a service which has been discontinued for new subscribers), as well as a sports score service.

  A number of other companies (including AT&T, Paging Network, Inc. ("PageNet"), AirTouch Paging and certain Bell operating companies) are offering nationwide or expanded regional services that compete directly with SkyTel's one-way and advanced messaging services. Certain of these companies have succeeded in establishing a significant market presence. In addition, several of these companies currently resell SkyTel one-way messaging services, and the Company cannot predict the extent to which competing nationwide or expanded regional one-way messaging services provided by such resellers will affect SkyTel's subscriber base.

  The Company believes that competition for subscribers for nationwide one-way messaging services in the United States has historically been based primarily on the quality and breadth of service offered, the geographic area covered by the system and, more recently, on price. The Company believes that the quality of service of the SkyTel one-way messaging system compares favorably with that of its competitors and that SkyTel's geographic coverage is comparable to the coverage of most of its competitors. The Company also believes that competitors offering or planning to offer nationwide one-way messaging services in the United States will continue to emphasize pricing as a significant competitive factor.

  Certain of SkyTel's competitors in the United States such as AT&T, PageNet and certain Bell operating companies possess substantially greater financial resources than the Company and this could have a substantial competitive impact on SkyTel.

  The Company acknowledges that cellular telephone service may be perceived as being competitive with SkyTel's one-way and advanced messaging services. However, the Company believes that for its primary target market, the mobile professional, certain inconveniences associated with cellular roaming are overcome by using nationwide messaging as a complement to cellular service. Nationwide messaging service provides instant notification and screening of calls without the need to know the party's location, and offers ease of use and longer battery life. The calls can then be returned via the cellular telephone at the convenience of the user, thereby minimizing expensive roamer access fees and long-distance call charges. The Company further believes that the complementary aspects of the two services are demonstrated by the fact that certain cellular providers are resellers of SkyTel's services and that a significant portion of SkyTel's customers are also cellular users.

  In 1994, the FCC held its first spectrum auction which included ten nationwide narrowband PCS licenses. Certain companies such as AT&T and PageNet acquired multiple frequencies in such auction, as did the Company. In addition, the FCC has completed auctions of regional narrowband PCS spectrum. Four companies acquired licenses in each of the five regions and, as a result, will be able to interconnect all five regions and provide nationwide narrowband PCS service. The FCC plans to auction additional narrowband PCS spectrum in 1997 covering smaller service areas, and these smaller service areas may be aggregated to provide effective nationwide or regional coverage. The Company believes that the companies which acquired narrowband PCS spectrum may offer services similar to the Company's narrowband PCS network, although Mtel cannot predict when such competing services will be available. PageNet has announced that it plans to utilize its narrowband PCS spectrum to provide a portable voice messaging service and expects to introduce this service in selected markets in 1997. The Company cannot predict the extent to which PageNet's voice service will compete with the one-way and advanced messaging services provided by the Company.

  Over the last two years, the FCC has conducted three separate auctions for broadband PCS spectrum, resulting in the issuance of more than 2,000 broadband PCS licenses. Although broadband PCS was designed primarily for two-way voice communications, many broadband PCS licensees are offering paging as a supplemental service available on their networks. Although the Company believes that narrowband PCS is better suited for data messaging services than broadband PCS, the Company cannot predict the extent to which the paging services provided by broadband PCS licensees will effectively compete with the one-way and advanced messaging services provided by the Company.

  The Company also expects to experience competition from companies providing wireless messaging services based on technology that is different from the Company's technology, including: (i) the existing two-way data networks operated by Ardis and RAM; (ii) specialized mobile radio services ("SMR") such as Nextel Communications Corporation's ESMR network; and (iii) cellular digital packet data ("CDPD"), a protocol to send data over existing analog cellular networks. SMR and existing two-way services primarily offer integrated vertical dispatch applications (used in taxi, courier and trucking services) and have indicated that they intend to offer mobile telephone, dispatch, alphanumeric type messaging and wireless data from the same device.

  The FCC is continuing an aggressive program of allocating additional spectrum for new wireless services and is proposing that licensees of spectrum for these new services be given maximum flexibility in determining the uses for such spectrum. The Company cannot predict the extent to which licensees of this additional spectrum will compete with the Company.

  Continuing technological advances in the communications industry, as well as potential regulatory and legislative developments such as the availability of additional spectrum, make it impossible to predict the extent of future competition in the businesses in which Mtel operates. Such technological advances and regulatory and legislative developments may, for example, make available other alternatives to the services provided by the Company, thereby creating additional sources of competition. In addition, future entrants into the market which possess significantly greater financial resources than Mtel could have a significant, adverse competitive impact upon the Company.

  The Company's international subsidiaries and joint ventures generally experience significant competition in the international markets in which such subsidiaries and joint ventures operate. In many countries, the markets are generally characterized by fragmented, local messaging providers and competition is based primarily on price.

REGULATION

  SkyTel's one-way and advanced messaging operations in the United States, as well as most of Mtel's other domestic businesses, are subject to regulation by the FCC under the Communications Act, and may be conducted only on frequencies assigned by the FCC for use by the Company. SkyTel's one-way messaging operations are currently conducted on the 931 MHz Frequencies. The Company's narrowband PCS network currently operates on a paired channel in the 940-941 MHz frequency band, which is one of the two licenses acquired by the Company in the FCC's first auction of nationwide narrowband PCS spectrum held in July 1994.

  In July 1994, the FCC also awarded the Company an unpaired narrowband PCS license pursuant to a Pioneer's Preference. However, the issuance of the Company's initial nationwide narrowband PCS license was conditioned by the FCC upon the payment of a license fee in the amount of $33.0 million. The FCC also conditioned the license upon Mtel substantially using the innovative technology for which it was granted the Pioneer's Preference and upon Mtel meeting certain coverage requirements. This FCC license also restricts Mtel from transferring control of the license for a period of three years or until certain coverage requirements are met. Mtel filed an appeal challenging the condition requiring payment for this license, and in March 1996 the United States Court of Appeals for the D.C. Circuit issued a decision upholding the FCC's authority under the Communications Act to impose such a fee. However, the Court remanded the matter to the FCC for consideration of the propriety of imposing such a fee in light of Mtel's reliance on the FCC's public pronouncements that no such fee would be imposed and the granting by the FCC of other paging licenses without the imposition of any fee. Payment for this license will not be required to be made unless and until such litigation is finally resolved adversely to Mtel. Mtel does not currently utilize the frequency covered by this license.

  The FCC has adopted rules generally revising the classification of licensees of land mobile radio services. Traditionally, the FCC has classified licensees of land mobile radio services as either common carriers or private mobile carriers. Pursuant to the FCC's rules, all land mobile radio licensees are classified either as CMRS licensees or Private Mobile Radio Service licensees. Those carriers, like the Company and its competitors, who make service available to the public on a for-profit basis through interconnection with the public switched telephone network, are classified as CMRS licensees. The Company believes that these rules will have the effect of removing certain regulatory advantages that private mobile carriers have enjoyed to date.

  In 1994, the FCC adopted rules pursuant to which the FCC will utilize competitive bidding to select CMRS licensees when more than one entity has timely filed an application for the same license. These competitive bidding rules could require that FCC licensees make significant investments in order to obtain spectrum.

  The FCC recently adopted rules regarding the licensing of non-nationwide paging frequencies. These rules provide for the grant of non-nationwide paging frequencies on a geographic area basis rather than on a transmitter-by-transmitter approach previously used by the FCC. SkyTel's second frequency will be subject to these geographic licensing rules, and the acquisition of this second frequency in any geographic area in which SkyTel does not currently operate on this frequency may require SkyTel to participate in an FCC auction. SkyTel will not be required to participate in an auction in order to retain its existing licenses on the second frequency at the time such licenses become subject to renewal.

  The FCC has allocated spectrum in the 901-902 MHz, 930-931 MHz, and 940-941 MHz frequency bands for narrowband PCS services. In a separate phase of that same proceeding, the FCC allocated spectrum in the 1.8-1.9 GHz band for broadband PCS, which involves primarily two-way mobile voice and data services. See "Competition."

  The FCC licenses for SkyTel's one-way nationwide messaging operations expire in 1999, and the nationwide narrowband PCS licenses expire in 2004. The Company's other FCC licenses are subject to renewal on various dates through 2004. The FCC's rules provide that a licensee has an "expectancy of renewal" if its past record of operation for the term of the license demonstrates that the licensee has provided "substantial" service (as defined in such rules) and the licensee has substantially complied with the Communications Act and the rules and policies of the FCC promulgated thereunder. The Company believes that it has satisfied such requirements to date and that it would be entitled to an "expectancy of renewal" with respect to each of its licenses if such licenses were currently subject to renewal. The FCC rules provide for the continuing effectiveness of licenses when renewal applications have been filed in a timely manner. All FCC licenses may be revoked and license renewal applications may be denied for cause.

  The FCC is involved in several rulemaking proceedings involving interconnection, access reform and a universal service fund which could impact the operating costs of the Company in providing one-way and advanced messaging services. These rulemaking proceedings are expected to be completed in 1997, and the Company cannot predict the extent to which such rulemaking proceedings could adversely affect the Company. The FCC also recently adopted rules which impose additional costs on interexchange carriers for toll-free calls initiated from pay telephones and provide that interexchange carriers may pass on such costs to the beneficiaries of such services like the Company. The FCC's rulemaking proceeding has been appealed to the United States Court of Appeals for the D.C. Circuit. The Company cannot predict if such rules will be upheld by the Court and, if upheld, the extent to which such rules will impact the Company.

  The Telecommunications Act of 1996 (the "1996 Act") authorizes the FCC to auction toll-free 800 and 888 numbers. Toll-free numbers are currently available without charge, except for certain minor administrative fees. Although there is uncertainty whether such auctions will, in fact, be conducted, such auctions could have the effect of increasing the operating costs of the Company's one-way and narrowband PCS networks.

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

  On February 15, 1997, the World Trade Organization, Group on Basic Telecommunications, adopted certain principles regarding foreign ownership of companies in the telecommunications industry. Fifty-four countries adopted the U.S. sponsored Regulatory Reference Paper that calls for an increase in international competition in the telecommunications industry. Although the 20% limitation on direct foreign ownership under the Communications Act will remain in effect, the U.S. sponsored Regulatory Reference Paper provides that a foreign entity organized in a country that adopted the Regulatory Reference Paper may acquire up to a 100% ownership interest in an FCC licensee through a wholly-owned, intermediate entity if the country in which the foreign entity is organized grants reciprocal rights.

  The 1996 Act limits the ability of state public utility or public service commissions to regulate intrastate wireless messaging services. As a result, states are limited in regulating entry through indirect obstacles and will be restricted in applying RF emission standards different from those adopted on a federal level.

  The Company's international subsidiaries and joint ventures generally require governmental authorizations in each country to provide local, nationwide and international messaging services. In addition, the Company is required in certain countries to obtain governmental approvals prior to making an investment in a subsidiary or joint venture.

  Changes in the regulation of or the enactment of legislation affecting Mtel's domestic or international operations or the allocation of spectrum for services that compete with such businesses could adversely affect Mtel's results of operations.

SOURCES OF EQUIPMENT

  The satellite capacity and most components of the infrastructure equipment which the Company uses in providing its one-way and advanced messaging services generally are available from multiple sources, and the Company anticipates that such satellite capacity and equipment will be available in sufficient quantities in the foreseeable future. Certain types of messaging units used on the one-way and narrowband PCS networks are available only from a single source, although the Company believes that such messaging units will be available in sufficient quantities as required by the Company. The Company is working with Motorola and Wireless Access to develop the next generation of advanced messaging units for use on the narrowband PCS network, and the Company cannot predict the extent to which it may experience delays in the delivery of such messaging units.

TRADEMARKS, PATENTS AND COPYRIGHTS

  The Company holds a number of United States trademarks and service marks, including the following federally registered marks: MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.; MTEL; SKYTEL; SKYPAGER; SKYQUOTE and SKYTALK. In addition, the Company owns common law rights in the United States to a number of other marks and holds a number of pending applications for trademarks and service marks in the United States, including: DESTINEER; NATIONWIDE NOW; SKYTEL 2-WAY and SKYTEL ACCESS. The Company also holds numerous registrations and pending applications for its trademarks and service marks throughout the world, including countries in which it has international operations.

  The Company holds several United States patents related to various aspects of its telecommunications businesses. For example, in 1992, the Company was issued a United States patent for the national paging control computer subscriber interface equipment that it uses in connection with the SkyTel one-way messaging system.

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

  The Company has filed various patent applications with the United States Patent and Trademark Office, including applications relating to paging networks and services, the narrowband PCS network and advanced messaging services. The Company also holds patents and patent applications to protect its technologies in several foreign countries. The Company is the copyright owner of works of authorship it has created on its behalf, including computer software, brochures, advertisements, manuals and similar materials.

EMPLOYEES

  The Company and its subsidiaries employed a total of approximately 2,970 full and part-time personnel as of December 31, 1996, none of whom is represented by organized labor.

ITEM 2. PROPERTIES

  The Company currently leases a total of approximately 154,088 square feet of office space in the Mtel Centre complex in Jackson, Mississippi which serves as the Company's principal executive offices (the "Mtel Centre Complex") pursuant to a lease entered into in August 1995. The lease for space in the Mtel Centre Complex has a monthly rental rate of approximately $170,887 and expires on July 31, 2005. The Company also leases approximately 155,956 square feet of space in Jackson, Mississippi for customer service, information services and inventory storage pursuant to leases entered into during the period from 1991 to 1996. Such leases have an average aggregate monthly rental rate of $137,916 and begin to expire on June 30, 2002.

  SkyTel currently leases approximately 41,200 square feet of office space in downtown Washington, D.C., pursuant to a lease which commenced on July 1, 1991. The lease term is for ten years and has an average monthly rental rate of $108,140 plus SkyTel's proportionate share of operating costs and taxes. SkyTel has the option to renew the lease after June 30, 2001 for one five-year period at 95% of the then current market rate. In addition, SkyTel leases approximately 23,870 square feet of office space in New York City having an average aggregate monthly rental rate of approximately $67,035. The term of this lease expires on December 31, 1999. The Company is also a party to a lease for approximately 10,000 square feet of office space in Manchester, England which was leased in conjunction with its former paging operations in the United Kingdom. The lease term expires in July 2015 and has a monthly rental rate of approximately (Pounds) 8,700. Approximately 25% of this office space is being subleased by the Company.

  The Company and its subsidiaries own or lease office space in approximately 31 cities in 15 states which is used in conjunction with its nationwide messaging and telephone answering service operations. These office leases provide for monthly rental rates ranging from $450 to $19,000. The Company also leases antenna sites which are used primarily in conjunction with its messaging operations. Antenna sites typically comprise relatively few square feet and are located in most cases on building rooftops, towers or other fixed structures. As of December 31, 1996, the Company leased approximately 1,933 antenna sites in the United States in connection with its one-way messaging operations and approximately 3,624 antenna sites for the narrowband PCS network for monthly rental rates ranging from approximately $50 to $2,000, which antenna leases are for various terms.

ITEM 3. LEGAL PROCEEDINGS

  On February 20, 1997, two stockholders filed a civil complaint in the United States District Court for the District of Columbia. Kris Lindblom and Jack Fefer v. Mobile Telecommunication Technologies Corporation, SkyTel Corporation, J. Robert Fugate, Leonard G. Kriss, M. Bernard Puckett, Thomas G. Barksdale, Calvin C. LaRoche, Jai Bhagat and John N. Palmer, Civil Action No. 1:97CV00337. The Complaint has two counts, one alleging violation of Section 10(b) of the Exchange Act against all defendants, and one claiming violations of Section 20(a) of the Exchange Act by defendants Mtel, Puckett and Palmer. The plaintiffs seek unspecified damages and to certify the case as a class action. The Company intends to vigorously defend the case.

  Except as set forth above and described in "Item 1. Business--Advanced Messaging--PCS Licenses", there are no material legal or regulatory proceedings involving the Company except license applications and renewals and other regulatory proceedings incident to the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is information concerning the executive officers of the Company as of March 1, 1997. John N. Palmer serves as Chairman of the Board of the Company for a seven-year term pursuant to an employment agreement with the Company that commenced as of April 4, 1989. The Company has entered into employment agreements with John T. Stupka and Jai P. Bhagat which provide for Mr. Stupka's employment as President and Chief Executive Officer and Mr. Bhagat's employment as Vice Chairman of the Company for five-year terms that commenced as of August 1, 1996 and April 4, 1989, respectively. The Company has also entered into employment agreements with Robert Kaiser, Leonard G. Kriss, John E. Welsh III and Calvin C. LaRoche that provide for their employment as officers of the Company for two-year terms that commenced as of August 15, 1996, February 1, 1993, December 13, 1992 and June 1, 1994, respectively. Each employment agreement between the Company and its officers described above provides for a one-year automatic extension of the term at the end of each year during the term unless the Company or such officer elects not to have the term so extended.

  Jai P. Bhagat, age 50, has served as Vice Chairman of the Company since May 1995 and as Executive Vice President and a Director since October 1988. Mr. Bhagat is a past Chairman and currently serves on the Board of Directors of the Personal Communications Industry Association, a national association representing the mobile communications industry.

  Thomas R. Ferguson, age 38, has served as Treasurer of the Company since May 1994. Mr. Ferguson, a certified public accountant, served as Director of Finance of the Company from August 1991 to May 1994. Prior to joining Mtel, Mr. Ferguson served as Controller for Gulf States Canners, Inc.

  Robert Kaiser, age 42, has served as Senior Vice President-Finance and Chief Financial Officer of the Company since August 15, 1996. Prior to joining the Company, Mr. Kaiser served from March 1987 through August, 1996 as Chief Financial Officer of Southwestern Bell Mobile System, Inc.

  Leonard G. Kriss, age 47, has served as a Senior Vice President, General Counsel and Secretary of the Company since February 1993. Prior to joining the Company, Mr. Kriss was a practicing corporate attorney and a partner in the law firm of Jones, Day, Reavis & Pogue which serves as outside legal counsel for the Company with respect to certain matters.

  Calvin C. LaRoche, age 51, has served as a Senior Vice President of the Company since June, 1993. Mr. LaRoche also served as President and Chief Executive Officer of Mtel International, Inc. from June 1994 to October 1996. Prior to joining Mtel, Mr. LaRoche was employed by International Business Machines Corporation for 24 years, most recently as Director of Strategic Development.

  John N. Palmer, age 62, has served as the Chairman of the Board of Directors of the Company since October 1988, acting Chief Executive Officer of the Company from January 4, 1996 until August 1, 1996 and Chief Executive Officer of the Company from October 1988 to May 1995. Mr. Palmer previously served as Chairman of the Board, President and Chief Executive Officer of MCCA from 1973 to April 1989.

  Robert T. Pike, age 50, has served as Senior Vice President-Human Resources of the Company since October 1995. Prior to joining Mtel, Mr. Pike was employed for approximately six years by MCI both as a Director and Vice President of Human Resources.

  John T. Stupka, age 47, has served as President and Chief Executive Officer of the Company since August 1, 1996. Prior to joining the Company, Mr. Stupka served as Senior Vice President--Strategic Planning of SBC Communications, Inc. from August 1995 to August 1996 and as President and Chief Executive Officer of South-Western Bell Mobile Systems, Inc. from November 1985 to August 1995.

  John E. Welsh III, age 46, has served as Vice Chairman of the Company since May 1995, acting Chief Financial Officer of the Company from February 1996 until August 15, 1996, Managing Director of the Company since December 1992 and as a Director of the Company since September 1992. Mr. Welsh was a principal in Seaport Capital, Inc., a financial advisory and merchant banking firm, from January 1992 to December 31, 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of the Company is traded in the over-the-counter market and quoted on the Nasdaq Stock Market under the symbol MTEL. As of March 3, 1997, the Common Stock was held by approximately 3,900 holders of record. The table below sets forth the reported high and low sales prices for the Common Stock on the Nasdaq National Market System for the years ended December 31, 1995 and 1996. This information does not include retail mark-ups, mark-downs or commissions.

                                                  1995                 1996
                                              ---------------    ----------------
                                               HIGH      LOW       HIGH     LOW
                                              ------    -----    -------- -------
First Quarter................................  $23 3/8  $18 3/4  $21 9/16 $13 1/2
Second Quarter...............................   27 7/8   21 7/8    17 1/2  13 3/4
Third Quarter................................   35 5/8   26 3/8    16 1/8   9 7/8
Fourth Quarter...............................   34 5/16  19 5/8    15 5/8   8 1/2

  The Company has never paid dividends on the Common Stock and does not intend to pay dividends on the Common Stock in the foreseeable future. The Board of Directors of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company's businesses. Certain covenants in SkyTel's bank credit facility, as amended, and the indenture relating to the Company's 13.5% Senior Subordinated Discount Notes due 2002 prohibit the payment of cash dividends on the Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Sources of Funds."

ITEM 6. SELECTED FINANCIAL DATA

  The following table summarizes selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data and consolidated balance sheet data for each of the five years in the period ended December 31, 1996 have been derived from the Consolidated Financial Statements for those periods. The Company's Consolidated Financial Statements for each of the five years in the period ended December 31, 1996 have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect to the Consolidated Financial Statements as of December 31, 1995 and December 31, 1996 and for each of the years in the three-year period ended December 31, 1996 appears elsewhere in this Annual Report on Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        YEAR ENDED DECEMBER 31,
                             -------------------------------------------------
                               1992      1993      1994      1995      1996
                             --------  --------  --------  --------  ---------
                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:(1)
 Revenues:
  One-way messaging......... $ 98,816  $131,595  $150,455  $225,146  $ 311,601
  Advanced messaging........      --        --        --      1,213      9,593
  International.............   13,411        80     2,485    10,121     20,289
  Other.....................   13,837    12,790    10,330     9,511      9,046
                             --------  --------  --------  --------  ---------
 Total revenues.............  126,064   144,465   163,270   245,991    350,529
 Operating income (loss)....    3,938    13,547   (24,579)  (58,422)  (130,947)
 Interest income (expense),
 net........................   (2,922)   (2,691)    1,758     1,180    (38,915)
 Income (loss) before income
  taxes and equity income
  (loss)....................    2,694    14,949   (21,893)  (53,230)  (167,200)
 Equity in income (loss)
 from investments...........   (5,418)    2,705     3,849       946     (1,901)
 Net income (loss) before
 nonrecurring items.........   (2,798)   16,963   (19,846)  (33,686)  (133,054)
 Net income (loss).......... $ (2,798) $ 16,963  $(19,846) $(52,027) $(171,822)
 Preferred dividend
 requirement................      --     (1,697)   (8,438)   (8,438)   (11,595)
 Net income (loss) available
  to common stockholders.... $ (2,798) $ 15,266  $(28,284) $(60,465) $(183,417)
 Income (loss) per common
 share...................... $  (0.08) $   0.39  $  (0.77) $  (1.19) $   (3.38)
CONSOLIDATED BALANCE SHEET
DATA:(1)
 Working capital............ $ 53,496  $218,410  $185,551  $(34,934) $  23,885
 Total assets...............  194,434   406,052   715,471   851,414    803,260
 Long-term debt.............   99,902    99,398   273,629   333,259    402,491
 Total stockholders'
 investment.................   75,677   278,717   366,077   423,540    301,395
 Total common shares
 outstanding................   34,780    35,818    45,647    54,135     54,404

--------
(1) The 1992 through 1994 amounts have been restated to reflect the February 1995 acquisition of United States Paging Corporation which was accounted for as a pooling-of-interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is a discussion of the consolidated financial condition and results of operations of Mtel for the three years ended December 31, 1996 and certain factors that will affect Mtel's financial condition. Mtel's principal operations include SkyTel one-way messaging services in the United States, advanced messaging services provided on the narrowband PCS network in the United States and international one-way messaging operations.

  In September 1995, the Company commenced commercial operation of its nationwide narrowband PCS network in the United States. Prior to commencement of commercial operation, substantially all of the costs of developing and constructing the narrowband PCS network were capitalized in accordance with generally accepted accounting principles. Subsequently, the Company has expensed all costs associated with the operation of the narrowband PCS network, has begun to depreciate and amortize the infrastructure, spectrum costs and other capitalized costs, and has discontinued the capitalization of interest costs associated with borrowings used to fund the construction and development of the narrowband PCS network. The Company expects to incur net losses on a consolidated basis in 1997 and 1998, primarily as a result of losses from and depreciation and amortization related to operations on the narrowband PCS network. See "Results of Operations--Expenses."

  Certain statements set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. When appropriate, certain factors that could cause results to differ materially from those projected in the forward looking statements are enumerated. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report, on Form 10-K, including Note 2 of Notes to Consolidated Financial Statements which discusses certain risks and uncertainties involving the Company's ability to generate future positive operating cash flows and operating income and the availability of capital resources needed by the Company to fund its business plans.

RESULTS OF OPERATIONS

  Revenues. Consolidated revenues increased 43% in 1996 as compared to 1995 and 51% in 1995 as compared to 1994. Revenues from one-way messaging operations in the United States increased 38% in 1996 as compared to 1995 and 50% in 1995 as compared to 1994. These increases in revenues were primarily attributable to increases in the number of one-way paging and voice messaging units in service in the United States which increased 19% in 1996 as compared to 1995 and 103% in 1995 as compared to 1994.

  The rate of increase in net unit additions was lower in 1996 as compared to 1995, primarily as a result of higher than expected disconnect rates in the reseller distribution channel, including MCI, and the alternate (primarily agent) distribution channel. Average revenue per one-way messaging unit in service decreased slightly in 1996 ($25.78) as compared to 1995 ($27.92), although average revenue per one-way messaging unit was favorably impacted by the product mix of units placed in service through SkyTel's direct distribution channel which generated higher average revenue per unit than other distribution channels and constituted a significant portion of net unit additions in 1996.

  The Company restructured its distribution arrangement with MCI in the fourth quarter of 1996 and entered into new agreements with certain other major resellers in the first quarter of 1997. The Company believes that the revised terms of these reseller arrangements, which provide for separate charges for airtime and the unbundling of certain support services that were previously included as components of the reseller product offering, together with the availability of new product offerings on the narrowband PCS network in 1997, will result in increased net unit additions from this distribution channel in 1997. In addition, under the restructured agreement with MCI, the Company is no longer required to lease paging units to MCI, which will reduce the acquisition costs to the Company of units placed in service through this distribution channel and result in additional free cash flow for the Company.

  In 1997, the Company intends to emphasize the distribution of a family of advanced messaging services, including advanced text messaging, two-way interactive messaging and fixed location services, all of which are expected to be available beginning in the second quarter of 1997. The Company believes that the narrowband PCS network provides the Company with the opportunity to place a substantially higher number of units in service because of significantly increased network capacity due to higher transmission speed and spectrum reuse. This increased capacity should permit the Company to achieve improved cash flow from operations on an incremental basis at such time as the Company places a sufficient number of advanced messaging units in service to cover the fixed costs of the narrowband PCS network and operating costs decline as a percentage of revenues. The ability of the Company to achieve adequate levels of net unit additions will depend upon the success of the direct, reseller and other distribution channels, the commercial acceptability of the advanced messaging services that will be available on the narrowband PCS network and the competitive environment, including pricing, for competing services.

  In 1994, SkyTel began to offer a bundled package of nationwide and local messaging services to Fortune 1000 companies in order to further penetrate the national accounts market and to respond to customer requests for single source solutions to their messaging needs. In order to facilitate this strategy, in February 1995, the Company acquired United States Paging Corporation ("USPC") in a merger in which each share of USPC common stock was exchanged for 0.415 of a share of Mtel Common Stock, or an aggregate of approximately 1.6 million shares of Mtel Common Stock having a value at the time of the transaction of approximately $30.5 million. The acquisition of USPC has been accounted for as a pooling-of-interests and, accordingly, the financial statements of Mtel have been restated to include the results of USPC for all periods presented.

  Mtel's consolidated revenues during the three years ended December 31, 1996 included revenues recorded by the Company's operations in Argentina and Colombia that commenced nationwide and international one-way messaging operations on the 931 MHz frequency in April 1994 and June 1994, respectively. In addition, consolidated revenues in 1995 and 1996 included revenues recorded by the Company's operations in Hong Kong which commenced commercial operation in June 1995, and by the Company's operations in Uruguay which were acquired in September 1995. Consolidated revenues from these operations were $20.1 million, $8.6 million and $1.4 million in 1996, 1995 and 1994, respectively.

  In each of the years ended December 31, 1996, 1995 and 1994, revenues from one-way messaging operations in the United States provided approximately 89%, 92% and 92% of Mtel's consolidated revenues, respectively. Revenues generated by advanced messaging operations on the narrowband PCS network constituted 3% of consolidated revenues in 1996 and such revenues were not material in 1995. Revenues from international one-way messaging operations provided approximately 6%, 4% and 2% of Mtel's consolidated revenues in 1996, 1995 and 1994, respectively, and other Mtel operations provided approximately 2%, 4% and 6% of the Company's consolidated revenues in 1996, 1995 and 1994, respectively.

  Expenses. Expenses include operating expenses, selling, general and administrative expenses and depreciation and amortization.

  Operating Expenses. Operating expenses primarily consist of salaries, telephone costs and transmitter and receiver site rentals associated with the Company's one-way and narrowband PCS operations in the United States and one-way international messaging operations, as well as expenses associated with the maintenance of the Company's domestic and international operating equipment and facilities. Operating expenses on a consolidated basis increased 68% in 1996 as compared to 1995 and 59% in 1995 as compared to 1994. The increase in 1996 primarily reflects the first full year of operating expenses related to the narrowband PCS network which, because of its design and functionality, has significantly higher fixed operating costs than the Company's one-way operations. The increases in each of the three years ended December 31, 1996 also reflect increased telephone and system costs associated with the increasing one-way subscriber base in the United States and the inclusion of operating expenses related to the Company's international operations. As a percentage of revenues, operating expenses on a consolidated basis increased to 33% in 1996 as compared to 28% in 1995 and 27% in 1994.

  Operating expenses related to the one-way messaging system in the United States increased 31% in 1996 as compared to 1995 and 46% in 1995 as compared to 1994, and as a percentage of revenues were 23% in 1996 as compared to 24% in 1995 and 25% in 1994. Operating expenses of the Company's international subsidiaries increased 69% in 1996 as compared to 1995, and 192% in 1995 as compared to 1994, but decreased as a percentage of revenues to 42% in 1996 as compared to 50% in 1995 and 70% in 1994.

  The Company expects to incur increased operating expenses during 1997 and future periods, primarily as a result of an increase in the number of units in service on its one-way and narrowband PCS networks in the United States and the expansion of coverage of the narrowband PCS network.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing and advertising costs related to domestic and international messaging operations, personnel costs associated with SkyTel's direct sales and marketing staff, the costs associated with customer support operations in the United States and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses increased 18% in 1996 as compared to 1995 and 58% in 1995 as compared to 1994. The increase in 1996 primarily reflects selling, general and administrative expenses associated with the first full year of operation of the narrowband PCS network. The increases in 1995 and 1996 also reflect additional costs associated with customer support operations, such as customer service, operator dispatch, billing and collections, which resulted from the continuing increase in units in service on the SkyTel one-way messaging system in the United States. The increase in 1995 reflects costs associated with the expansion of SkyTel's direct sales force, and the inclusion of selling, general and administrative expenses relating to the Company's international messaging operations in Argentina and Colombia for a full year and in Hong Kong for the second half of 1995. In addition, selling, general and administrative expenses in 1995 included costs of approximately $18.3 million that consisted primarily of one-time promotional and marketing expenses related to the launch of the narrowband PCS network. As a percentage of revenues, selling, general and administrative expenses on a consolidated basis declined to 65% in 1996 as compared to 79% in 1995 and 75% in 1994.

  Selling, general and administrative expenses related to one-way messaging operations in the United States increased 9% in 1996 as compared to 1995 and 21% in 1995 as compared to 1994. International selling, general and administrative expenses increased 30% in 1996 as compared to 1995 and 113% in 1995 as compared to 1994.

  In 1997, selling, general and administrative expenses on a consolidated basis are expected to increase as a result of the Company's plans to significantly expand its direct sales force in the United States and additional marketing expenses which the Company expects to incur in connection with the promotion of advanced messaging products on its narrowband PCS network. In addition, the Company expects to incur increased customer service costs to support the projected increase in net unit additions in 1997.

  Depreciation and Amortization Expenses. Depreciation and amortization expenses on a consolidated basis increased 136% in 1996 as compared to 1995 and 90% in 1995 as compared to 1994. The increase in 1996 is attributable, in large part, to depreciation and amortization of the network infrastructure, spectrum costs and other previously capitalized costs related to the narrowband PCS network. Depreciation and amortization in 1996 also reflected a charge of approximately $7.3 million, which represented a write down of the book value of obsolete paging equipment to fair market value and an adjustment resulting from a physical pager inventory reconciliation. The increase in 1995 reflected the consolidation of messaging operations in Argentina and Colombia for a full year and the consolidation of operations in Hong Kong in the second half of 1995. As a percentage of revenues, depreciation and amortization expenses on a consolidated basis increased to 29% in 1996 as compared to 17% in 1995 and 14% in 1994.

  Operating Income (Loss). The Company reported a consolidated operating loss of $130.9 million in 1996 as compared to a consolidated operating loss of $58.4 million in 1995 and $24.6 million in 1994. One-way messaging operations recorded operating income of $52.3 million in 1996 as compared to operating income of $21.2 million in 1995 and an operating loss of $4.6 million in 1994. The Company's advanced messaging operations recorded an operating loss of $119.1 million in 1996 and $54.3 million in 1995, and international operations recorded an operating loss of $54.1 million in 1996 as compared to $21.4 million in 1995 and $10.8 million in 1994. The Company expects to report operating losses on a consolidated basis in 1997 and 1998 as a result of continuing operating losses related to its narrowband PCS operations in the United States and international messaging operations. However, the Company expects SkyTel's one-way messaging business in the United States to continue to report operating income in 1997 and future periods as a result of continued growth in profitable units in service, although the level of growth will be dependent on the success of SkyTel's direct, reseller and other distribution channels, the competitive environment, including pricing, in the one-way messaging industry and the extent to which subscribers for one-way messaging services elect to use the advanced messaging products available on the Company's narrowband PCS network.

  Interest Expense and Interest Income. Interest expense increased 284% in 1996 as compared to 1995 and 171% in 1995 as compared to 1994. Interest expense in 1996 and 1995 includes interest accrued on $265 million principal amount of 13.5% Senior Subordinated Discount Notes due 2002 (the "Senior Notes") issued in December 1994, the proceeds of which (after funding an escrow account in the amount of $93.6 million to provide for the payment of interest on the Senior Notes for the first three years) were used primarily to fund equipment purchases and development and construction costs related to the narrowband PCS network. Interest expense in 1996 also included interest accrued on borrowings under the Company's bank credit facility which were $135.5 million as of December 31, 1996. Interest expense in 1994 primarily reflects interest accrued on the 6.75% Convertible Subordinated Debentures issued by the Company in May 1992 (the "Debentures"), substantially all of which were converted into shares of common stock of the Company in December 1994. See "Liquidity and Capital Resources--Sources of Funds."

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, the Company capitalizes interest expense related to equity investments and the purchase of certain assets which constitute activities preliminary to the commencement of the investee's or purchaser's planned principal operations. The Company capitalized $6.1 million, $25.9 million and $2.9 million in interest costs in 1996, 1995 and 1994, respectively. In 1995, capitalized interest of $22.9 million related to costs associated with the narrowband PCS network incurred prior to September 19, 1995. The Company does not expect to capitalize interest expense relating to any current projects in 1997.

  Interest expense in 1996, 1995 and 1994 was offset by interest income of $6.2 million, $12.9 million and $6.1 million, respectively. Interest income in 1996 and 1995 represented income generated by the investment of the net proceeds from the sale of the Senior Notes not immediately applied by the Company, including the amount held in escrow for the payment of interest on the Senior Notes which will terminate with the interest payment due on the Senior Notes on December 15, 1997. In 1994, interest income was primarily attributable to income generated by the investment of the net proceeds from the sale of the $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock") completed in October 1993. See "Liquidity and Capital Resources--Sources of Funds."

  Provision for Income Taxes. Mtel reported net losses on a consolidated basis during each of the years ended December 31, 1996, 1995 and 1994 and, accordingly, no provision for federal income taxes has been made for such periods. The Company's provision for income taxes reflects state and local income taxes.

  Preferred Stock Dividends. The Company paid aggregate cash dividends in the amount of approximately $8.4 million in each of the years ended December 31, 1996, 1995 and 1994 on its $2.25 Preferred Stock. In addition, the Company accrued approximately $3.2 million in 1996, which represented stock dividends accrued on the Company's 7.5% Cumulative Convertible Accruing Pay-in-Kind Preferred Stock (the "PIK Preferred Stock") issued in April and May of 1996. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income, the amount of such dividends is deducted from net income for the purpose of determining net income (loss) per common share.

  Equity Income (Loss) from Investments. The Company generally records its share of operating results of international joint ventures in which it holds an ownership interest of 20% to 50% using the equity method of accounting. The Company recorded an equity loss attributable to such international joint ventures of $1.4 million in 1996, as compared to equity income of $1.2 million in 1995 and $3.8 million in 1994. The equity loss in 1996 was primarily the result of start-up losses from new operations commenced in the Philippines, Venezuela and the Dominican Republic. In July 1996, the Company sold its 29% equity interest in MPL which recorded equity income of $0.7 million, $2.6 million and $2.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company generally accounts for its investments in international joint ventures in which it holds less than a 20% equity interest using the cost method of accounting. See "Liquidity and Capital Resources-- International" and "Liquidity and Capital Resources--Sources of Funds--Asset Dispositions."

  Impairment Loss. In October, 1995, the Financial Accounting Standards Board issued SFAS No. 121-Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires that each long-lived asset be reviewed on an individual basis for recoverability of the carrying amount of such asset based on an estimate of the future cash flows to be generated by such asset. The Company adopted SFAS No. 121 on January 1, 1996.

  The Company recognized an impairment loss of approximately $38.8 million for the year ended December 31, 1996 with respect to those long-lived assets whose estimated future cash flows were projected to be less than the carrying value of such assets. The amount of the impairment loss is the difference between the carrying amount of the impaired assets and the fair value of such assets. Approximately $27.5 million of the impairment loss related to certain of the Company's international investments in Asia and Europe, and the balance related to certain domestic investments. See "Liquidity and Capital Resources--International."

  Net Income (Loss). The Company reported a consolidated net loss of $133.1 million in 1996 before inclusion of the impairment loss described above, and a consolidated net loss of $171.8 million including the impairment loss, as compared to a consolidated net loss of $52.0 million in 1995 and $19.8 million in 1994. When combined with the effect of the dividends accrued on the $2.25 Preferred Stock and the PIK Preferred Stock, the Company reported a consolidated net loss per common share of $2.66 in 1996 prior to the impairment loss, and a consolidated net loss per common share of $3.38 including the impairment loss, as compared to a consolidated net loss per common share of $1.19 in 1995 and $0.77 in 1994. The Company's one-way messaging operations reported net income of $48.3 million in 1996 as compared to net income of $20.2 million in 1995 and a net loss of $14.7 million in 1994. The Company's advanced messaging operations reported net losses of $158.2 million, $62.2 million and $4.3 million in 1996, 1995 and 1994, respectively, and international operations reported net losses of $65.0 million, $21.4 million and $6.8 million in 1996, 1995 and 1994, respectively. The consolidated net loss in 1996 also included a net loss of approximately $4.2 million recorded on the sale of the Company's 29% equity interest in MPL. The consolidated net losses in 1996 and 1995 were offset by gains of approximately $6.6 million and $2.5 million, respectively, from the sale of a portion of the Company's investment in AMSC. The consolidated net loss in 1994 included a non-recurring charge of $3.1 million related to the conversion offer for the Company's Debentures which was completed in December 1994 and was offset by a non-recurring gain of $4.7 million from the sale of the Company's digital microwave system that operated in the Los Angeles area and two specialized mobile radio service operations. See "Liquidity and Capital Resources."

  The Company expects to incur a net loss on a consolidated basis in 1997 and 1998 as a result of continuing losses from its advanced messaging and international operations, although one-way messaging operations are expected to generate net income during these periods.

  Currency Exchange Rates. The Company is subject to exposure resulting from adverse trends in exchange rates relative to local foreign currencies. Management periodically reviews its exchange rate risks and may take certain actions to reduce such risks. The Company has not previously used derivative financial instruments to hedge its foreign currency exchange rate risks due, in part, to the lack of availability of appropriate hedging instruments in most of the countries in which Mtel has investments.

LIQUIDITY AND CAPITAL RESOURCES

  One-Way Messaging. Mtel has required significant capital during the three-year period ended December 31, 1996, to fund the development and expansion of the SkyTel one-way messaging system in the United States. The Company expended $67.5 million, $90.1 million and $35.5 million in 1996, 1995 and 1994, respectively, for these purposes. Approximately $43.4 million, $59.2 million and $16.3 million of these capital expenditures in 1996, 1995 and 1994, respectively, related to the procurement of messaging units to support SkyTel's increasing one-way subscriber base. Pager procurement in 1995 and 1996 also included a substantial number of high speed Flex pagers which were exchanged for slower-speed POCSAG units then in service on the one-way messaging system in the United States to alleviate capacity constraints on the one-way system.

  As of December 31, 1996, the Company had no formal commitments for capital expenditures related to the SkyTel one-way messaging system, but management anticipates that such capital expenditures in 1997 will be approximately $25-35 million. A significant portion of these projected capital expenditures will be used for the procurement of one-way messaging units, and projected capital requirements could vary based upon the net unit additions placed in service on the SkyTel system.

  Advanced Messaging. In September 1995, the Company commenced commercial operation of its narrowband PCS network. The Company incurred capital expenditures for infrastructure equipment, development and construction costs related to the narrowband PCS network of $46.0 million, $162.3 million and $49.3 million in the years ended December 31, 1996, 1995 and 1994, respectively. Development costs in 1996 included amounts related to the expansion of network coverage in certain major metropolitan areas and continuing efforts to optimize and improve the performance and reliability of the narrowband PCS network. Approximately $8.4 million and $14.7 million of these capital expenditures in 1996 and 1995, respectively, related to the purchase of messaging units for use on the narrowband PCS network. In addition to the equipment, development and construction costs described above, the Company incurred costs of $127.5 million for the purchase of additional nationwide narrowband PCS spectrum in an FCC auction held in July 1994.

  The Company anticipates that capital expenditures related to its narrowband PCS network in 1997 will total approximately $45-55 million. Approximately $20-25 million will be used to continue the Company's network coverage expansion program, and the Company has entered into an agreement with Motorola to purchase additional transmitters in 1997 for an aggregate purchase price of approximately $7.6 million. The balance of the projected capital expenditures in 1997 will be used for the procurement of advanced messaging units. The Company has entered into an agreement with Wireless Access to purchase advanced messaging units for the narrowband PCS network. The Company's total commitment under this agreement with Wireless Access is $21.1 million, a portion of which is secured by letters of credit which have been provided by the Company in exchange for extended payment terms. Approximately $16.0 million of this commitment is expected to be incurred in 1997, with the balance payable in the first quarter of 1998. The Company also has entered into an agreement with Motorola to purchase advanced messaging units. The Company's total commitment in 1997 under the agreement with Motorola is approximately $11.1 million. The commitments with Wireless Access and Motorola to purchase advanced messaging units may be satisfied through purchases by the Company's resellers.

  The Company's initial nationwide narrowband PCS license was granted by the FCC pursuant to a Pioneer's Preference and such grant was conditioned by the FCC upon the payment by Mtel of a license fee in the amount of approximately $33.0 million. Mtel filed an appeal challenging the condition requiring payment for this license, and in March 1996 the United States Court of Appeals for the D.C. Circuit issued a decision upholding the FCC's authority under the Communications Act to impose such a fee. However, the Court remanded the matter to the FCC for consideration of the propriety of requiring the payment of such a fee in light of Mtel's reliance on the FCC's public pronouncements that no such fee would be imposed and the granting by the FCC of other paging licenses without the imposition of any fee. Payment for this license will not be required to be made unless and until such litigation is definitively resolved adversely to Mtel. The narrowband PCS network does not currently operate on the frequency covered by this license.

  International. The Company required approximately $12.4 million, $23.2 million and $14.1 million in 1996, 1995 and 1994, respectively, to fund the capital expenditures and initial working capital requirements of its operations in Argentina, Colombia, Hong Kong, Puerto Rico and Uruguay where the licenses are held by majority-owned subsidiaries. The Company also provided capital of approximately $8.1 million, $5.6 million and $6.2 million in 1996, 1995 and 1994, respectively, to fund its proportionate share of capital required by its international joint ventures. This capital was used to fund capital expenditures and working capital requirements of joint ventures in various countries including Brazil, Indonesia, Malaysia, El Salvador, Costa Rica, Dominican Republic, Philippines and Venezuela.

  In September 1996, the Company sold a 20% equity interest in Mtel Latam, the holding company for the Company's investments in Latin America, for an aggregate purchase price of $35.0 million. Approximately $10.2 million of the net proceeds from the sale of the equity interest in Mtel Latam was paid to the Company as reimbursement for amounts invested in the Latin American operations during 1996. The remainder of the net proceeds from such sale is being used to fund capital expenditures, working capital requirements, acquisitions and additional development efforts in the Latin American region. The sale of the equity interest in Mtel Latam required the Company to designate Mtel Latam as an "unrestricted subsidiary" for purposes of the Company's bank credit agreement and the indenture relating to the Senior Notes. As a result of this designation, Mtel Latam will be required to finance its operations and development efforts independent of the Company. See "Item
1. Business--International."

  The Company anticipates that Mtel Latam will require approximately $8-12 million in 1997 to fund capital expenditures and working capital requirements of its subsidiaries and capital contributions to its joint ventures in Latin America. However, this amount may vary depending on Mtel Latam's expansion strategy and development efforts. Mtel Latam will be required to engage in additional debt or equity financing in order to fund these requirements, and there can be no assurance that Mtel Latam will be able to complete any additional financing on terms acceptable to Mtel Latam.

  The Company has determined to reduce its capital commitment and to restructure or divest its operations and investments in the Asia Pacific region. In addition, the March, 1997 amendment to SkyTel's bank credit facility requires the Company to raise certain minimum proceeds through the sale of its operations and investments in the Asia Pacific region on or before December 31, 1997. Subject to any such restructuring or sales that may occur, the Company estimates that it will require approximately $3.0-3.5 million in 1997 to fund capital expenditures and working capital requirements in Hong Kong and capital contributions to the Company's joint ventures in this region. During 1996, subsequent to the sale of its 29% equity interest in MPL, the Company determined to suspend its remaining operations in Europe since the Company was generally unable to utilize the 931 MHz frequency for paging operations in Europe. See "--Results of Operations--Impairment Loss."

  Sources of Funds. The Company has funded its capital requirements during the three years ended December 31, 1996 with the net proceeds from the sale of the Senior Notes, the $2.25 Preferred Stock and the PIK Preferred Stock, borrowings under SkyTel's bank credit facilities, net cash provided by operations and, to a lesser extent, the proceeds from the sale of non-strategic assets. For the years ended December 31, 1995 and 1994, respectively, the Company had net cash provided by operating activities of $10.6 million and $2.2 million. In 1996, the Company had net cash used by operating activities of $47.6 million. Of this amount, $33.0 million was related to changes in certain working capital accounts, including accounts receivable and accounts payable. The Company's net working capital at December 31, 1996 was approximately $23.9 million compared to a working capital deficit at December 31, 1995 of approximately $34.9 million.

  The Company intends to fund its capital requirements in 1997 and 1998 from borrowings under SkyTel's bank credit facility, as amended, net cash provided by operating activities and the proceeds from the sale of non-strategic assets. See "Bank Credit Facility" below for a description of the material terms of the Company's bank credit facility, as amended in March 1997, including limitations on borrowing availability thereunder in 1997 and 1998.

  Set forth below is a description of the major sources of capital available to the Company during the three years ended December 31, 1996, as well as sources of capital expected to be available to the Company through

1998. The following summary does not purport to be complete and is qualified in its entirety by reference to the various agreements and documents referred to below, each of which has been filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.

  Bank Credit Facility. In December 1995, SkyTel established a $250.0 million secured revolving credit facility with a syndicate of financial institutions led by Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York Branch, as documentation agent, and J.P. Morgan Securities Inc., as co-syndication agent. As part of the bank credit facility, SkyTel is also provided with access to letters of credit from Credit Lyonnais New York Branch in an amount not to exceed $20.0 million. Borrowings under the credit facility may be used for capital expenditures, working capital and other general corporate purposes. As of December 31, 1996, SkyTel had approximately $135.5 million of borrowings outstanding under the bank credit facility. In addition, letters of credit in the amount of $11.5 million had been issued under the bank credit facility as of December 31, 1996, and the borrowing availability has been reduced by a corresponding amount.

  The bank credit facility provides that SkyTel may incur borrowings until its maturity date on December 31, 2001. However, the bank credit facility, as amended in March 1997, limits the amount of borrowings available thereunder to $175.0 million, increasing to $190.0 million upon receipt of confirmation by the bank group that the Company is in compliance with all covenants as of June 30, 1997 and increasing to $200.0 million upon receipt of such confirmation of compliance as of September 30, 1997. Additional availability thereafter will be subject to the approval of the Company's 1998 business plan by the banks holding at least 66 2/3% of the total outstanding borrowings under the facility. The Company's borrowing availability will decrease to $175.0 million on and after December 31, 1998 unless the bank group has approved additional availability in accordance with the preceding sentence.

  The $250.0 million commitment available to SkyTel for borrowings under the bank credit facility reduces quarterly commencing on March 31, 1999. The quarterly reductions in the commitment are $22.5 million for each quarter in 1999, $27.5 million for each quarter in 2000 and $12.5 million for each quarter in 2001. If on the date of any such reduction in the commitment, outstanding borrowings exceed the commitment amount (as so reduced), SkyTel is obligated to repay the amount of such excess. The credit facility also provides that the commitment will be reduced by 75% of excess cash flow and 50% of the amount of net proceeds from the issuance of equity by SkyTel, the Company and certain of their subsidiaries and 100% of the amount of net proceeds from the issuance by Mtel of any subordinated debt.

  Borrowings under the bank credit facility, as amended in March 1997, bear interest at the option of SkyTel at the alternate base rate (which is the greater of Chase Manhattan Bank's prime rate, the Federal Funds rate plus 1/2 of 1% or the base certificate of deposit rate plus 1%) plus 2%, or the London Interbank Offered Rate ("LIBOR") plus 3%. Subsequent to December 31, 1997, borrowings under the bank credit facility will bear interest, at the option of SkyTel, at the alternate base rate plus an additional margin ranging from 1% to 2% or the LIBOR plus an additional margin ranging from 2% to 3%, in each case with the applicable margin being based upon the ratio of the Company's consolidated total debt to annualized cash flows of SkyTel for the two preceding quarters.

  Borrowings under the bank credit facility are guaranteed by the Company and its subsidiaries that are incorporated in or operate within the United States. Indebtedness under the credit facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company, SkyTel and the subsidiary guarantors, including pledges of capital stock and notes evidencing intercompany indebtedness. The loan agreement relating to the bank credit facility, as amended, contains extensive covenants, including covenants limiting the incurrence of additional indebtedness and restricting the payment of cash dividends by both SkyTel and the Company, requires SkyTel and the Company to comply with various financial ratios and to achieve certain operating results during the term of the bank credit facility, including the achievement of minimum levels of units in service, and contains customary cross-default provisions. In addition, the loan agreement, as amended, provides that on or after December 30, 1999, if the terms of the indenture relating to the Senior Notes provides that SkyTel is no longer permitted to incur indebtedness under the bank credit facility, and so long as the Company complies with certain conditions, the obligations of SkyTel under the bank credit facility shall be assumed by the Company and SkyTel and each of the subsidiary guarantors shall be released from their obligations under the bank loan agreement. In December 1996, the Company received a waiver from the bank group which modified a covenant requiring certain levels of units in service as of December 31, 1996 and extended the date by which the Company was required to sell equity securities of the subsidiary formed for the purpose of holding the Company's operations and investments in the Asia Pacific region. See Note 7 of Notes to Consolidated Financial Statements.

  The March 1997 amendment to the bank credit facility also amended certain financial and operating covenants contained in the original bank loan agreement to align these covenants with the Company's 1997 business plan which was approved by the bank group. In addition, the March 1997 amendment requires the Company to comply with a ratio of total sources of funds on a consolidated basis (which is defined as the sum of consolidated cash flows, unrestricted cash and cash equivalents, unused availability under the bank credit facility, any net reduction in net working capital and the net cash proceeds received from permitted asset sales or the issuance of equity securities or subordinated debt permitted under the bank loan agreement) to total uses of funds on a consolidated basis (which is defined as the sum of capital expenditures, interest expense, net principal repayments, cash taxes actually paid and any other cash expense) on a quarterly basis commencing with the quarter ending March 31, 1997. If the Company fails to comply with this covenant for any quarterly period, the Company will have the opportunity to correct such failure by consummating certain sales of non-strategic assets or capital markets transactions within 90 days following the end of such period.

  As a result of higher than projected capital expenditures in the fourth quarter of 1995, primarily related to the purchase of pagers to support one-way sales, the purchase of Flex pagers to alleviate capacity constraints on the one-way network and development costs associated with the narrowband PCS network, SkyTel incurred higher than expected borrowings under its bank credit facility. The capital expenditures and resulting borrowings caused SkyTel to be in violation of a capital expenditure covenant in its bank loan agreement as of December 31, 1995 and a leverage maintenance covenant during the first quarter of 1996, and resulted in a temporary suspension of the Company's borrowing availability under the bank credit facility. In March, 1996, the bank group waived these covenant violations and agreed to certain amendments to the bank loan agreement to provide additional operational flexibility under the bank credit facility.

  The amendment to the bank loan agreement entered into in March, 1996 also required the Company to complete the following transactions on or before the dated indicated: (i) on or before May 15, 1996, the sale of such number of shares of PIK Preferred Stock as will result in the Company receiving gross proceeds of $50.0 million; (ii) on or before June 30, 1996, the previously planned sales of its equity interest in MPL and the sale of equity securities of a subsidiary formed for the purpose of holding the Company's investments in operations in Latin America and receive certain minimum proceeds; and (iii) on or before December 31, 1996, the previously planned sale of equity securities of a subsidiary to be formed for the purpose of holding the Company's investments and operations in Asia and receive certain minimum proceeds. In June 1996, the bank group granted the Company a 30-day extension until July 31, 1996 to complete the sale of its interest in MPL and a 90-day extension until September 30, 1996 to complete the sale of equity securities of the subsidiary formed for the purpose of holding the Company's investments in Latin America. The Company completed the sale of PIK Preferred Stock in the second quarter of 1996, completed the sale of its 29% equity interest in MPL in July 1996, and completed the sale of equity securities of its Latin American holding company in September 1996. Pursuant to the March 1997 amendment, the Company is required to raise certain minimum proceeds from the sale of its operations and investments in the Asia Pacific region on or before December 31, 1997.

  PIK Preferred Stock. In April and May of 1996, the Company completed the sale of 57,500 shares of its PIK Preferred Stock for an aggregate purchase price of $57.5 million. The proceeds from the sale of the PIK Preferred Stock have been used by the Company for general corporate purposes including the continued development and optimization of the narrowband PCS network. Holders of the PIK Preferred Stock are entitled to receive dividends out of funds legally available therefor at an annual rate of 7.5% (or $75 per share of PIK Preferred Stock), payable quarterly on each March 15, June 15, September 15 and December 15. The Company has the option, however, to pay dividends on the PIK Preferred Stock through the later of the fifth anniversary of the date of issuance or until cash dividends are permitted under the Company's bank credit facility or the indenture relating to the Senior Notes in the form of additional shares of PIK Preferred Stock. Cumulative, unpaid dividends on the PIK Preferred Stock of $3.2 milion have been accrued from the date of original issuance.

  The PIK Preferred Stock ranks junior in right of payment to the Company's outstanding $2.25 Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, holders of PIK Preferred Stock are entitled to receive, following payment in full to the holders of the $2.25 Preferred Stock of all amounts to which such holders are entitled, a liquidation preference in the amount of $1,000 per share of PIK Preferred Stock, plus accrued and unpaid dividends, before any payment is made or assets are distributed to holders of Mtel Common Stock or any other class of stock of the Company ranking junior to the PIK Preferred Stock as to rights upon liquidation, dissolution or winding up of the Company. Except as required by law or with respect to the creation or amendment of senior classes of preferred stock and subject to the rights the holders of the $2.25 Preferred Stock, holders of PIK Preferred Stock do not have voting rights unless quarterly dividends on the Company's $2.25 Preferred Stock are in arrears for two consecutive quarters, in which case, the number of directors of the Company would be increased by one and holders of PIK Preferred Stock, voting separately as a class, would be entitled to elect one director until the dividend arrangement has been paid. In the event quarterly dividends on the Company's $2.25 Preferred Stock are in arrears for four consecutive quarters, the number of directors of the Company would be increased again by one, and holders of PIK Preferred Stock would be entitled to elect an additional director.

  Each share of PIK Preferred Stock is convertible at the option of the holder into shares of Mtel Common Stock at conversion prices ranging from $17.90 to $18.19 per share of Mtel Common Stock, subject to adjustment upon the occurrence of certain events. Following the second anniversary of the date of issuance of the PIK Preferred Stock, the Company may redeem, in whole or in part, the outstanding PIK Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends. The bank credit facility, as amended, and the indenture relating to the Senior Notes prohibit the voluntary redemption of the PIK Preferred Stock. Commencing on the seventh anniversary of the date of issuance of the PIK Preferred Stock and continuing through the tenth anniversary thereof, the Company must redeem 7,500 shares of PIK Preferred Stock at a price of $1,000 per share, together with accrued and unpaid dividends thereon.

  Senior Notes. In December 1994 Mtel issued $265.0 million principal amount of 13.5% Senior Subordinated Discount Notes due December 15, 2002 in a public offering underwritten by Bear, Stearns & Co. Inc., Alex. Brown & Sons Incorporated and J.P. Morgan Securities Inc. The net proceeds received by Mtel from the sale of the Senior Notes, after deducting the underwriting discount and expenses of the offering, were $255.7 million. The net proceeds, after making the deposit described below, were used by the Company capital expenditures and initial working capital requirements related to the narrowband PCS network.

  Interest on the Senior Notes is payable semi-annually, in cash, on June 15 and December 15 of each year, commencing on June 15, 1995. The indenture relating to the Senior Notes required the Company to deposit approximately $93.6 million of the net proceeds to purchase a portfolio of securities, initially consisting of U.S. government securities (including any securities in respect thereof, the "Pledged Securities"), to provide for the payment of interest on the Senior Notes through December 15, 1997 and, under certain circumstances, as security for repayment of the principal of the Senior Notes. All of the Pledged Securities will be applied to the payment of interest on the Senior Notes as of the interest payment due on December 15, 1997, and the Company will be required to fund interest payments on the Senior Notes commencing with the interest payment due on June 15, 1998.

  The Senior Notes are senior obligations of the Company, rank senior in right of payment to all subordinated indebtedness of the Company, other than the Debentures as to which the Senior Notes rank pari passu, and are to be pari passu in right of payment to all of the Company's existing and future senior indebtedness, including the Company's guarantee of SkyTel's bank credit facility. However, the Company's guarantee of the bank credit facility is secured by a security interest in and lien on substantially all of the assets of the Company (other than the Pledged Securities) and accordingly will rank senior to the Senior Notes to the extent of such security. In addition, the Company serves primarily as a holding company for its operating subsidiaries, and therefore the Senior Notes will be effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables and the bank credit facility.

  The Senior Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after December 15, 1999, at established redemption prices plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to December 15, 1997, at the option of the Company, Senior Notes in an amount not to exceed 25% of the original principal amount of the Senior Notes may be redeemed at a redemption price equal to 114.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from the sale of at least $75.0 million of certain equity securities to a strategic equity investor meeting certain qualifications; provided, that Senior Notes in an amount equal to at least 75% of the original principal amount of the Senior Notes remain outstanding following any such redemption.

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

  The indenture relating to the Senior Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur certain additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, make certain other restricted payments, create certain liens, engage in any business other than the telecommunications business, enter into certain transactions with affiliates, sell assets, issue or sell equity interests or enter into certain mergers and consolidations. The indenture also contains customary cross-default provisions.

  In July 1996, the Company completed a consent solicitation pursuant to which the holders of the Senior Notes approved certain amendments to the indenture relating to the Senior Notes. Under the amended terms of the indenture, the Company has the ability to incur additional senior debt, subject to the terms of its existing bank credit facility, as amended, to meet the Company's anticipated financial needs. The amount of senior debt that may be incurred under the covenants in the indenture is based, in part, on the number of messaging units placed in service since September 30, 1994. In addition, the amendments to the indenture permit the Company to designate its Latin American and Asian holding companies as "unrestricted" subsidiaries for purpose of the indenture, thereby taking these entities outside the scope of the indenture covenants. The Company paid consenting holders of the Senior Notes $15.00 per $1,000 principal amount of Senior Notes, or an aggregate of approximately $3.9 million, and agreed to extend the period during which the Company is prohibited from effecting an optional redemption of the Senior Notes by one year to December 15, 1999.

  Conversion Offer. In December 1994, to facilitate the offering of the Senior Notes, the Company completed an offer to induce conversion (the "Conversion Offer") of its 6.75% Convertible Subordinated Debentures due 2002 (the "Debentures") pursuant to which the Company paid a premium of $45.00 (the "Conversion Premium"), in addition to the issuance of 100 shares of Mtel Common Stock issuable in accordance with the terms of the Debentures, upon the conversion of each $1,000 principal amount of Debentures. A total of approximately $82.2 million in aggregate principal amount of Debentures (representing approximately 97% of the total outstanding Debentures) were converted in the Conversion Offer. As a result, approximately 8.2 million shares of Mtel Common Stock were issued in connection with the Conversion Offer and the Company paid a total Conversion Premium of approximately $3.1 million in connection therewith.

  Disposition of Non-Strategic Assets. The Company continually reviews its strategic business objectives with respect to its businesses and investments and may consider from time to time, subject to any restrictions imposed under the bank credit facility and the indenture relating to the Senior Notes, the disposition of non-strategic assets. In 1996 and 1995, the Company completed the disposition of a portion of its shares of AMSC Common Stock resulting in net proceeds of $8.9 million and $3.8 million, respectively. In addition, the Company, in conjunction with the other stockholders of MPL, completed the sale of all of the issued and outstanding shares of MPL, including the Company's 29% equity interest in MPL, on July 15, 1996. The Company received net pre-tax proceeds of approximately $26.4 million as a result of such sale. In 1994, the Company completed the sale of its digital point-to-point microwave system that operates in the Los Angeles area and two SMR operations, resulting in a nonrecurring gain of approximately $4.7 million in 1994.

  Pursuant to the March, 1997 amendment to the SkyTel bank credit facility, the Company is required to raise certain minimum proceeds from the sale of its operations and investments in the Asia Pacific region on or before December 31, 1997. The March 1997 amendment also requires the Company to comply with a covenant requiring the maintenance of a ratio of total sources of funds on a consolidated basis to total uses (as defined in the bank loan agreement) on a quarterly basis commencing with the quarter ending March 31, 1997. If the Company fails to comply with this covenant in any quarter, the Company will be required to raise additional funds through the disposition of non-strategic assets or certain capital markets transactions within 90 days following the end of such quarter.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121--Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. This statement requires that each long-lived asset be reviewed on an individual basis for recoverability of the carrying amount of such asset based on an estimate of future net cash flows if events or circumstances give rise to questions as to the ability of a company to realize its investment in such long-lived asset. The Company adopted the statement on January 1, 1996. See Note 3 of Notes to Consolidated Financial Statements for information regarding the impairment loss recorded for the year ended December 31, 1996. See also Note 2 of Notes to Consolidated Financial Statements for a discussion of matters that could significantly influence the estimated future cash flows used by the Company to perform the evaluations required under SFAS No. 121.

  In October 1995, the FASB issued SFAS No. 123--Accounting for Stock-Based Compensation. This statement establishes financial accounting and reporting standards for stock-based employee compensation but allows an entity to continue to measure compensation costs for such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. Entities electing to remain subject to Accounting Opinion No. 25 are required to make pro forma disclosures as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Opinion No. 25. See Note 10 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Consolidated Financial Statements--
 Balance Sheets--December 31, 1995 and 1996............................... F-3
 Statements of Operations for the three years ended December 31, 1996..... F-4
 Statements of Changes in Stockholders' Investment for the three years ended December 31, 1996.................................................. F-5
 Statements of Cash Flows for the three years ended December 31, 1996..... F-6
 Notes to Consolidated Financial Statements............................... F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement relating to the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements. See Index to Consolidated Financial Statements on Page F-1 hereof.
  2. Financial Statement Schedules of the Company.

    II Valuation and Qualifying Accounts.................................. FA-2
    Report of Independent Public Accountants on Financial Statement
     Schedule
     of the Company....................................................... FA-3

  Schedules other than that listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

  3. Exhibits required by Item 601 of Regulation S-K

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

 EXHIBIT                              SEQUENTIAL
   NO.           DESCRIPTION           PAGE NO.
 -------         -----------          ----------
   3.1   Restated Certificate of
         Incorporation of the
         Company (Exhibit 3.3 to
         the Registration Statement
         on Form 10 filed on
         November 18, 1988 and
         effective on December 29,
         1988).....................     I/B/R
   3.2   Bylaws of the Company, as
         amended (Exhibit 3.4 to
         the Registration Statement
         on Form 10 of the Company
         filed on November 18, 1988
         and effective on December
         29, 1988).................     I/B/R
   4.1   Certificate of
         Designations of Series C
         Junior Participating
         Preferred Stock of the
         Company (Exhibit 3 to the
         Registration Statement on
         Form 8-A of the Company
         filed on August 3, 1989)..     I/B/R
   4.2   Rights Agreement dated as
         of July 26, 1989 between
         the Company and NCNB Texas
         National Bank (Exhibit 2
         to the Registration
         Statement on Form 8-A of
         the Company filed on
         August 3, 1989)...........     I/B/R
   4.3   Form of Right Certificate
         of the Company (Exhibit 1
         to the Registration
         Statement on Form 8-A of
         the Company filed on
         August 3, 1989)...........     I/B/R
   4.4   Indenture dated as of May
         28, 1992 between the
         Company and NationsBank of
         Texas, N.A., as Trustee,
         relating to the Company's
         6.75 % Convertible
         Subordinated Debentures
         due May 15, 2002,
         including as an exhibit
         thereto the form of
         Debenture (Exhibits 4.3
         and 28 to the Company's
         Quarterly Report on Form
         10-Q for the quarter ended
         September 30, 1992).......     I/B/R
   4.5   Form of Indenture between
         the Company and Texas
         Commerce Bank National
         Association, as Trustee,
         relating to the 13.5 %
         Senior Notes due 2002,
         including as an exhibit
         thereto the form of the
         Note (Exhibit 4.8 to the
         Company's Registration
         Statement on Form S-3
         filed on November 10, 1994
         and effective on December
         21, 1994).................     I/B/R
   4.6   Certificate of
         Designations of the $2.25
         Cumulative Convertible
         Exchangeable Preferred
         Stock of the Company
         (Exhibit 4.1 to the
         Company's Quarterly Report
         on Form 10-Q for the
         quarter ended September
         30, 1993)...................   I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
  4.7    Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.7 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.8    Contribution Agreement of the Company dated as of
         December 21, 1995 entered into in connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.8 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.9    Patent and Security Agreement of the Company dated as of
         December 21, 1995 entered into in connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.9 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.10   Trademark Security Agreement of the Company dated as of
         December 21, 1995 entered into in connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.10 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.11   Copyright Security Agreement of the Company dated as of
         December 21, 1995 entered into in connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.11 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.12   Subordination Agreement dated as of December 21, 1995 by
         and among the Company and Chemical Bank. (Exhibit 4.12 to
         the Company's Annual Report on Form 10-K for the year
         ended December 31, 1995).................................     I/B/R
  4.13   Amendment No. 1 dated as of March 27, 1996 to the Credit,
         Security, Guaranty and Pledge Agreement dated as of
         December 21, 1995 by and among the Company, the lenders
         referred to therein, Chemical Bank, Credit Lyonnais New
         York Branch and J.P. Morgan Securities, Inc. (Exhibit
         4.13 to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1995)............................     I/B/R
  4.14   Certificate of Designation relating to the Series A 7.5%
         Cumulative Convertible Accruing Pay-In-Kind Preferred
         Stock (Exhibit 4.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996)..........     I/B/R
  4.15   Certificate of Designation relating to the Series B 7.5%
         Cumulative Convertible Accruing Pay-In-Kind Preferred
         Stock (Exhibit 4.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996)..........     I/B/R
  4.16   Certificate of Designation relating to the Series C 7.5%
         Cumulative Convertible Accruing Pay-In-Kind Preferred
         Stock (Exhibit 4.3 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996)..........     I/B/R
  4.17   Supplemental Indenture dated as of July 18, 1996 between
         the Company and Texas Commerce Bank National Association,
         as Trustee, relating to the 13.5% Senior Notes due 2002
         (Exhibit 4.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1996)................     I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
 4.18    Amendment No. 2 dated as of August 23, 1996 to the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995, as amended, by and among the
         Company, the lenders referred to therein, Chase Manhattan
         Bank, Credit Lyonnais New York Branch and J.P. Morgan
         Securities, Inc. (Exhibit 4.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1996)....................................................     I/B/R
 4.19    Amendment No. 3 dated as of March 26, 1997 to the Credit,
         Security, Guarantee and Pledge Agreement dated as of
         December 21, 1995, as amended, by and among the Company,
         the lenders referred to therein, the Chase Manhattan
         Bank, Credit Lyonnais, New York Branch, and J. P. Morgan
         Securities, Inc. ........................................
 4.20    Certificate of Amendment of Restated Certificate of
         Incorporation dated May 30, 1996.........................
 10.1*   Employment Agreement dated November 19, 1988 between the
         Company and John N. Palmer (Exhibit 10.9 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R
 10.2*   Employment Agreement dated November 19, 1988 between the
         Company and Jai P. Bhagat (Exhibit 10.12 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R
 10.4*   Form of Indemnification Agreement (Exhibit 10.16 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R
 10.5*   1988 Executive Incentive Plan, as amended, of the Company
         including as exhibits thereto the forms of non-qualified
         and incentive stock option agreements (Exhibit 10.18 to
         the Registration Statement on Form 10 of the Company
         filed on November 18, 1988 and effective on December 29,
         1988)....................................................     I/B/R
 10.6*   Form of Non-Qualified Stock Option Agreement for non-
         officer directors of the Company (Exhibit 10.19 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R
 10.7*   1990 Executive Incentive Plan of the Company including as
         an exhibit thereto the form of non-qualified stock option
         agreement (Exhibit 10.16 to the Company's Annual Report
         on Form 10-K for the year ended December 31, 1990).......     I/B/R
 10.8    Services Agreement dated January 24, 1991 between Rogers
         Cantel Mobile, SkyTel Corp. and Mtel International, Inc.
         (Exhibit 10.31 to the Company's Annual Report on Form 10-
         K for the year ended December 31, 1991)..................     I/B/R
 10.9    Joint Venture Agreement dated as of April 11, 1991 by and
         between Mtel International, Inc. and Radio Telefonia
         Movil Metropolitana, S.A. de C.V. (Exhibit 10.27 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1991).......................................     I/B/R
 10.10*  Employment Agreement dated as of December 14, 1992
         between the Company and John E. Welsh III (Exhibit 10.28
         to the Company's Annual Report on Form 10-K for the year
         ended December 31, 1992).................................     I/B/R
 10.11*  Employment Agreement dated as of December 24, 1992
         between the Company and Leonard G. Kriss (Exhibit 10.29
         to the Company's Annual Report on Form 10-K for the year
         ended December 31, 1992).................................     I/B/R
 10.12*  Short-Term Management Incentive Plan (Exhibit 10.30 to
         the Company's Annual Report on Form 10-K for the year
         ended December 31, 1992).................................     I/B/R

 EXHIBIT                               SEQUENTIAL
   NO.           DESCRIPTION            PAGE NO.
 -------         -----------           ----------
 10.13*  Long-Term Management
         Incentive Plan (Exhibit
         10.31 to the Company's
         Annual Report on Form 10-K
         for the year ended
         December 31, 1992 ).......      I/B/R
 10.14   Form of Stockholders
         Agreement among the
         Company, SkyTel and Sky
         Acquisition Corp. (Exhibit
         10.37 to the Company's
         Registration Statement on
         Form S-4 filed on October
         26, 1994 and effective on
         December 14, 1994)..........    I/B/R
 10.15   Amended and Restated
         Merger Agreement and Plan
         of Reorganization dated as
         of September 21, 1994, by
         and among the Company,
         Dixon Acquisition Corp.
         and United
         States Paging Corporation
         (Exhibit 2 to the
         Registration Statement of
         the Company,
         Registration No. 33-85612,
         filed on October 27, 1994)..    I/B/R
 10.16   Technology Development and
         Marketing Agreement dated
         March 23, 1994, by and
         between Microsoft
         Corporation and Destineer
         Corp. (Exhibit 10.2 to the
         Company's
         Quarterly Report on Form
         10-Q for the quarter ended
         September 30, 1994).........    I/B/R
 10.17   Form of Destineer Corp.
         Warrant Certificate
         (Exhibit 10.3 to the
         Company's Quarterly Report
         on Form 10-Q for the
         quarter ended September
         30, 1994)...................    I/B/R
 10.18   Form of Underwriting
         Agreement among Bear,
         Stearns & Co. Inc., Alex.
         Brown & Sons Incorporated
         and J.P. Morgan Securities
         Inc., as Underwriters, and
         the Company (Exhibit 1
         to the Company's
         Registration Statement on
         Form S-3 filed on November
         10, 1994 and
         effective on December 21,
         1994).......................    I/B/R
 10.19*  Employment Agreement dated
         June 1, 1994 between the
         Company and Calvin C.
         LaRoche (Exhibit 10.32 to
         the Company's Annual
         Report on Form 10-K for
         the year ended
         December 31, 1994)..........    I/B/R
 10.20   MCI Special Customer
         Arrangement between the
         Company and MCI
         Telecommunications
         Corporation dated as of
         August 22, 1994 (Exhibit
         10.33 to the Company's
         Annual Report
         on Form 10-K for the year
         ended December 31, 1994)....    I/B/R
 10.21   First Amendment to MCI
         Special Customer
         Arrangement between the
         Company and MCI
         Telecommunications
         Corporation dated as of
         January 9, 1995 (Exhibit
         10.34 to the
         Company's Annual Report on
         Form 10-K for the year
         ended December 31, 1994)....    I/B/R
 10.22*  Amended 1990 Executive
         Plan of the Company
         (Exhibit 10.1 to the
         Company's Quarterly Report
         on Form 10-Q for the
         quarter ended June 30,
         1995).......................    I/B/R
 10.23   Lease Agreement dated June
         14, 1995 by and between
         Security Centre, Inc. and
         the Company (Exhibit 10.30
         to the Company's Annual
         Report on Form 10-K for
         the year ended December
         31, 1995).................      I/B/R
 10.24   Stock Exchange Agreement
         dated as of July 19, 1995
         by and among the Company,
         Microsoft Corporation,
         Kleiner Perkins Caufield &
         Byers VI, L.P., KPCB VI
         Founders
         Fund, L.P., William H.
         Gates, Paul G. Allen,
         Integral Capital Partners,
         L.P. and Integral
         Capital Partners
         International C.V.
         (Exhibit 10.31 to the
         Company's Annual Report on
         Form 10-K for the year
         ended December 31, 1995)..      I/B/R
 10.25   Stockholder Agreement
         dated as of September 15,
         1995 by and between the
         Company and Microsoft
         Corporation (Exhibit 10.32
         to the Company's Annual
         Report on Form 10-K for
         the year ended December
         31, 1995).................      I/B/R
 10.26   Form of Stock Purchase
         Agreement relating to the
         Sale of the Series A,
         Series B and Series C 7.5%
         Cumulative Convertible
         Accruing Pay-In-Kind
         Preferred Stock (Exhibit
         10.1 to the Company's
         Quarterly Report on Form
         10-Q for the quarter ended
         March 31, 1996)...........      I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------


 10.27   Stockholder Agreement dated as of March 29, 1996 by and
         between the Company and Microsoft Corporation (Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1996)........................     I/B/R
 10.28   Form of Registration Rights Agreement relating to the
         Series A, Series B and Series C 7.5% Cumulative
         Convertible Accruing Pay-In-Kind Preferred Stock (Exhibit
         10.3 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1996)........................     I/B/R
 10.29   Purchase Agreement dated as of September 19, 1996, by and
         between Mtel Latin America, Inc. and Newbridge Latin
         America, L.P. (Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1996)....................................................     I/B/R
 10.30   Contribution, Registration Rights and Standstill
         Agreement dated as of September 19, 1996 by and among the
         Company, Newbridge Latin America, L.P. and TPG Partners,
         L.P. (Exhibit 10.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996)......     I/B/R
 10.31   Stockholders and Exchange Rights Agreement dated as of
         September 19, 1996 by and among Mtel Latin America, Inc.,
         Mtel International, Inc. and Newbridge Latin America,
         L.P. (Exhibit 10.3 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996)......     I/B/R
 10.32   Subscription Agreement dated as of September 19, 1996 by
         and between Newbridge Latin America, L.P. and Mtel Puerto
         Rico, Inc. (Exhibit 10.4 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1996)....................................................     I/B/R
 10.33   Stockholders and Exchange Rights Agreement dated as of
         September 19, 1996 by and among Mtel Puerto Rico, Inc.,
         Mtel Latin America, Inc. and Newbridge Latin America,
         L.P. (Exhibit 10.5 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996)......     I/B/R
 10.34*  Employment Agreement dated as of August 1, 1996 by and between the Company and John T. Stupka. (Exhibit 10.6 to
         the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1996)........................     I/B/R
 10.35*  Employment Agreement dated as of August 15, 1996 by and between the Company and Robert Kaiser. (Exhibit 10.7 to
         the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1996)........................     I/B/R
 10.36*  Form of Restricted Stock Agreement under the 1990
         Executive Incentive Plan. (Exhibit 10.8 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1996)......................................     I/B/R
 10.37   Form of Reseller Agreement of SkyTel.....................
 21.1    Subsidiaries of the Company..............................
 23.1    Consent of Arthur Andersen LLP...........................
 27.1    Financial Data Schedule..................................

--------
* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

    None.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Consolidated Financial Statements--
  Balance Sheets--December 31, 1995 and 1996.............................. F-3
  Statements of Operations for the three years ended December 31, 1996.... F-4
  Statements of Changes in Stockholders' Investment for the three years ended December 31, 1996................................................. F-5
  Statements of Cash Flows for the three years ended December 31, 1996.... F-6
  Notes to Consolidated Financial Statements.............................. F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Mobile Telecommunication Technologies Corp.:

  We have audited the accompanying consolidated balance sheets of Mobile Telecommunication Technologies Corp. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' investment and cash flows for each of the years in the three year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Telecommunication Technologies Corp. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three year period then ended in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Jackson, Mississippi,
March 27, 1997.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS


                                                         DECEMBER 31,
                                                  ----------------------------
                                                      1995           1996
                                                  -------------  -------------
ASSETS:
 Current assets--
  Cash and cash equivalents...................... $   9,612,734  $  25,744,724
  Accounts receivable, net of allowance for
  losses.........................................    46,313,031     64,797,525
  Assets held for sale...........................           --       8,000,000
  Other current assets...........................     3,700,019      3,725,376
                                                  -------------  -------------
   Total current assets..........................    59,625,784    102,267,625
                                                  -------------  -------------
 Messaging networks--
  Property and equipment, net....................   294,626,442    288,870,518
  Certificates of authority and license cost,
  net............................................   159,101,539    153,070,879
  Network construction and development costs,
  net............................................    88,145,489     80,173,364
                                                  -------------  -------------
   Total messaging networks......................   541,873,470    522,114,761
                                                  -------------  -------------
 Goodwill, net...................................    88,144,574     83,949,489
 Investment in unconsolidated international
 ventures........................................    73,531,983     29,641,441
 Other assets--
  Securities restricted for debt service.........    64,101,245     32,546,458
  Other..........................................    24,136,475     32,740,100
                                                  -------------  -------------
   Total other assets............................    88,237,720     65,286,558
                                                  -------------  -------------
                                                  $ 851,413,531  $ 803,259,874
                                                  =============  =============
LIABILITIES AND STOCKHOLDERS' INVESTMENT:
 Current liabilities--
  Current maturities of long-term debt........... $   1,278,426  $      31,263
  Accounts payable...............................    67,507,668     31,733,303
  Accrued liabilities............................    25,773,967     46,618,339
                                                  -------------  -------------
   Total current liabilities.....................    94,560,061     78,382,905
                                                  -------------  -------------
 Long-term debt, net of current maturities.......   333,258,720    402,491,222
 Minority interest...............................        54,501     20,990,363
 Commitments and contingencies
 Stockholders' investment--
  Preferred stock, par value $.01 per share;
   25,000,000 shares authorized; 3,750,000 shares
   of $2.25 Cumulative Convertible Exchangeable
   Preferred Stock outstanding in 1995 and 1996
   ($187,500,000 aggregate liquidation value);
   57,500 shares of 7.5% Cumulative Convertible
   Accruing PIK Preferred Stock outstanding in
   1996..........................................        37,500         38,075
  Common stock, par value $.01 per share;
   100,000,000 shares authorized; shares
   outstanding: 54,134,711 in 1995 and 54,404,188
   in 1996.......................................       541,347        544,042
  Additional paid-in capital.....................   557,837,759    618,212,220
  Accumulated deficit............................  (133,383,935)  (316,800,646)
  Cumulative translation adjustment..............    (1,492,422)      (598,307)
                                                  -------------  -------------
   Total stockholders' investment................   423,540,249    301,395,384
                                                  -------------  -------------
                                                  $ 851,413,531  $ 803,259,874
                                                  =============  =============

        The accompanying notes are an integral part of these statements.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS


                                             YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                         1994          1995           1996
                                     ------------  -------------  -------------
Revenues:
 U.S. operations...................  $160,785,180  $ 235,870,191  $ 330,239,055
 International operations..........     2,484,744     10,120,802     20,289,596
                                     ------------  -------------  -------------
                                      163,269,924    245,990,993    350,528,651
Expenses:
 Operating.........................    43,532,259     69,000,425    115,784,932
 Selling, general and
 administrative....................   122,023,417    193,103,060    226,984,752
 Depreciation and amortization.....    22,293,429     42,309,249     99,938,576
 Writedown of international and
 other assets......................           --             --      38,768,024
                                     ------------  -------------  -------------
                                      187,849,105    304,412,734    481,476,284
                                     ------------  -------------  -------------
Operating income (loss)............   (24,579,181)   (58,421,741)  (130,947,633)
Interest income....................     6,089,188     12,935,133      6,229,680
Interest expense...................    (4,331,435)   (11,754,931)   (45,144,814)
Gain on sales of assets............     4,732,392      2,689,150      2,367,976
Other income (expense).............    (3,804,049)     1,322,800        295,176
                                     ------------  -------------  -------------
Income (loss) before income taxes
and equity income (loss)...........   (21,893,085)   (53,229,589)  (167,199,615)
Provision (benefit) for income
taxes..............................     1,802,612       (256,494)     2,720,982
Equity in income (loss) from
investments........................     3,849,212        945,684     (1,901,311)
                                     ------------  -------------  -------------
Net income (loss)..................  $(19,846,485) $ (52,027,411) $(171,821,908)
Preferred dividend requirement.....     8,437,500      8,437,500     11,594,803
                                     ------------  -------------  -------------
Net income (loss) available to
common stockholders................  $(28,283,985) $ (60,464,911) $(183,416,711)
                                     ============  =============  =============
Net income (loss) per common share.  $      (0.77) $       (1.19) $       (3.38)
                                     ============  =============  =============

        The accompanying notes are an integral part of these statements.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

                          PREFERRED STOCK     COMMON STOCK      ADDITIONAL                  CUMULATIVE
                         ----------------- -------------------   PAID-IN      ACCUMULATED   TRANSLATION
                          SHARES   AMOUNT    SHARES    AMOUNT    CAPITAL        DEFICIT     ADJUSTMENT
                         --------- ------- ---------- -------- ------------  -------------  -----------
BALANCE, December 31,
 1993................... 3,750,000 $37,500 35,817,774 $358,178 $323,880,956  $ (44,635,039) $  (925,003)
 Net loss...............       --      --         --       --           --     (19,846,485)         --
 Preferred stock
  dividend requirement..       --      --         --       --           --      (8,437,500)         --
 Exercise of stock
  options...............       --      --     246,368    2,463    1,522,342            --           --
 Conversion of
  convertible
  subordinated debt into
  common stock..........       --      --   9,550,133   95,501   88,861,535            --           --
 Employee Stock Purchase
  Plan..................       --      --      32,444      325      478,982            --           --
 Sale of Destineer
  stock.................       --      --         --       --    24,317,008            --           --
 Issuance costs from
  1993 sale of preferred
  stock.................       --      --         --       --       (22,756)           --           --
 Currency translation
  adjustment............       --      --         --       --           --             --       388,806
                         --------- ------- ---------- -------- ------------  -------------  -----------
BALANCE, December 31,
 1994................... 3,750,000  37,500 45,646,719  456,467  439,038,067    (72,919,024)    (536,197)
 Net loss...............       --      --         --       --           --     (52,027,411)         --
 Preferred stock
  dividend requirement..       --      --         --       --           --      (8,437,500)         --
 Exercise of stock
  options...............       --      --     936,379    9,364    6,910,988            --           --
 Conversion of
  convertible
  subordinated debt into
  common stock..........       --      --     116,500    1,165    1,163,835            --           --
 Employee Stock Purchase
  Plan..................       --      --      43,140      431      625,991            --           --
 Acquisition of SkyTel
  minority interest.....       --      --   3,390,573   33,906   49,266,094            --           --
 Acquisition of
  Destineer minority
  interest..............       --      --   4,001,400   40,014   60,832,784            --           --
 Currency translation
  adjustment............       --      --         --       --           --             --      (956,225)
                         --------- ------- ---------- -------- ------------  -------------  -----------
BALANCE, December 31,
 1995................... 3,750,000  37,500 54,134,711  541,347  557,837,759   (133,383,935)  (1,492,422)
 Net loss...............       --      --         --       --           --    (171,821,908)         --
 Preferred stock
  dividend requirement..       --      --         --       --           --     (11,594,803)         --
 Exercise of stock
  options...............       --      --     204,093    2,041    1,824,245            --           --
 Conversion of
  convertible
  subordinated debt into
  common stock..........       --      --      28,511      285      291,224            --           --
 Employee Stock Purchase
  Plan..................       --      --      36,873      369      453,907            --           --
 Sale of Mtel Latin
  America, Inc. minority
  interest..............       --      --         --       --     1,912,070            --           --
 Issuance of PIK
  Preferred Stock.......    57,500     575        --       --    55,893,015            --           --
 Currency translation
  adjustment............       --      --         --       --           --             --       894,115
                         --------- ------- ---------- -------- ------------  -------------  -----------
BALANCE, December 31,
 1996................... 3,807,500 $38,075 54,404,188 $544,042 $618,212,220  $(316,800,646) $  (598,307)
                         ========= ======= ========== ======== ============  =============  ===========

        The accompanying notes are an integral part of these statements.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                       1994           1995           1996
                                   -------------  -------------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)................ $ (19,846,485) $ (52,027,411) $(171,821,908)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities:
  Depreciation and amortization...    22,293,429     42,309,249     99,938,576
  Provision for losses on accounts
   receivable and paging
   inventory......................     2,314,397      6,880,223     17,222,560
  Amortization of debt issuance
   costs..........................       394,480      1,164,359      2,112,642
  Foreign currency transaction
   loss...........................           717         13,735        660,799
  Gain on sales of assets.........    (4,732,392)    (2,689,150)    (2,367,976)
  Losses attributable to minority
   interests......................           --      (1,336,535)      (955,975)
  Equity in (income) loss from
   investments....................    (3,849,212)      (945,684)     1,901,311
  Writedown of international and
   other assets...................           --             --      38,768,024
  Change in assets and
   liabilities:
   (Increase) in accounts
    receivable....................      (889,439)   (32,856,244)   (11,197,945)
   (Increase) decrease in other
    current assets................    (9,554,466)     1,239,411      4,503,940
   Increase (decrease) in accounts
    payable and accrued
    liabilities...................    16,086,369     48,807,295    (26,337,743)
                                   -------------  -------------  -------------
Net Cash Provided By (Used In)
Operating Activities..............     2,217,398     10,559,248    (47,573,695)
                                   -------------  -------------  -------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Proceeds from asset sales.......    10,335,242      3,840,250     67,729,578
  Capital expenditures............  (227,666,624)  (277,307,997)  (118,586,932)
  (Increase) in investment in
   unconsolidated international
   ventures.......................   (20,566,441)   (12,267,681)   (19,588,525)
  (Increase) decrease in other
   assets.........................   (98,546,131)    24,359,802     16,138,064
  Decrease in short-term
   investments....................    40,643,039     53,689,435            --
                                   -------------  -------------  -------------
Net Cash Used In Investing
Activities........................  (295,800,915)  (207,686,191)   (54,307,815)
                                   -------------  -------------  -------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Principal payments on long-term
   debt...........................      (284,793)   (42,792,056)    (2,014,661)
  Issuance of debt................   266,530,614    103,636,680     70,000,000
  Sale of Destineer stock.........    50,225,000            --             --
  Payment of dividends on
   preferred stock................    (8,406,084)    (8,437,500)    (8,437,500)
  Sale of stock and exercise of
   stock options..................     1,981,304      8,711,774      2,572,071
  Issuance of PIK Preferred Stock.           --             --      55,893,590
                                   -------------  -------------  -------------
Net Cash Provided By Financing
Activities........................   310,046,041     61,118,898    118,013,500
                                   -------------  -------------  -------------
  Net increase (decrease) in cash
   and cash equivalents...........    16,462,524   (136,008,045)    16,131,990
  Cash and cash equivalents--
   beginning of year..............   129,158,255    145,620,779      9,612,734
                                   -------------  -------------  -------------
  Cash and cash equivalents--end
   of year........................ $ 145,620,779  $   9,612,734  $  25,744,724
                                   =============  =============  =============

        The accompanying notes are an integral part of these statements.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

  Mobile Telecommunication Technologies Corp. ("Mtel" or the "Company") is a leading provider of nationwide messaging services in the United States. Mtel's principal operations include SkyTel one-way messaging services in the United States, advanced messaging services on the narrowband personal communication services ("PCS") network and international one-way messaging operations. Mtel's wholly-owned subsidiary, SkyTel Corp. ("SkyTel"), operates a one-way nationwide messaging system whereby subscribers can be reached in thousands of towns and cities in the United States by means of two dedicated 931 MHz frequencies licensed by the Federal Communications Commission ("FCC"), a ground-based transmitter system, leased satellite facilities and proprietary network software.

  In September 1995, the Company launched commercial operation of the first nationwide wireless messaging network in the United States that utilizes frequency licensed by the FCC for narrowband PCS. This network enables subscribers to send and receive messages through the use of a new class of small low-power, light-weight devices without the need to know the location of the sender or receiver at the time of transmission, and utilizes a proprietary system architecture designed and developed by Mtel. Mtel's 100%-owned subsidiary, Destineer Corp. ("Destineer"), holds the FCC license utilized by this network.

  Mtel, through its 100%-owned subsidiary Mtel International, Inc. ("Mtel International"), operates or has investments in entities that operate one-way wireless messaging systems in various countries, primarily in the Latin America region. Mtel also provides its subscribers with access to an international messaging network that utilizes Mtel's proprietary technology and interconnects the systems operated by Mtel and its joint ventures with systems in Canada, Singapore and other countries. See Note 6.

  On February 17, 1995, Mtel acquired United States Paging Corporation ("USPC") in a merger in which USPC stockholders received 1.6 million shares of Mtel Common Stock having a value at the time of the transaction of approximately $30.5 million. USPC provides local and regional paging services with centralized and customized nationwide billing, computerized maintenance and service reporting and computerized automatic messaging for centralized dispatch. The merger was accounted for as a pooling-of-interests and, accordingly, the financial statements of Mtel have been restated to include the results of USPC for all periods presented.

  Mtel is also engaged in other telecommunications-related businesses including air-to-ground telecommunications operations and telephone answering services ("TAS"). The Company is currently involved in negotiations regarding the disposition of TAS.

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The consolidated financial statements include the accounts of Mtel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Cash and Cash Equivalents--Mtel considers all cash investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 1996, cash and cash equivalents of approximately $10.9 million were restricted for use by Mtel Latin America, Inc. ("Mtel Latam").

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Accounts Receivable--Accounts receivable balances are presented net of allowances for losses. Mtel's allowance for losses was $5.6 million as of December 31, 1995 and $15.0 million as of December 31, 1996.

  Property and Equipment--Property is recorded at cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the following estimated useful lives:

      Communications equipment.................................... 4 to 10 years
      Buildings and other property................................ 3 to 20 years

  Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the accompanying statements of operations.

  Goodwill--Goodwill represents the excess cost over net tangible assets acquired, primarily as a result of the acquisition of SkyTel and Destineer minority interests (see Note 5) and TAS business combinations. Goodwill associated with acquisitions within the United States is amortized over 40 years. Goodwill associated with acquisitions of international paging operations is amortized over 5 years. Accumulated amortization related to goodwill at December 31, 1995 and 1996 was $4.9 million and $7.6 million, respectively.

  Interest Capitalization--In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Mtel capitalizes interest expense related to equity investments and the construction or purchase of certain assets which constitute activities preliminary to the commencement of the planned principal operation. Interest capitalized in the years ended December 31, 1994, 1995 and 1996 was $2.9 million, $25.9 million and $6.1 million, respectively.

  Revenue Recognition--Revenue is recorded at the time of customer usage.

  Per Share Amounts--Net loss per share is determined by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year with no effect given to common stock equivalents because such effect would be antidilutive. Weighted average common shares used for the purpose of calculating net loss per share for 1994, 1995 and 1996 were 36,831,880, 50,812,475 and 54,304,109, respectively. Primary and fully diluted per share amounts were the same for each of the years presented.

  Foreign Currency--The assets and liabilities of international subsidiaries and equity investments in joint ventures are translated into U.S. dollars using the year-end exchange rate; revenues and expenses are translated at the average rate for the year. Foreign currency translation adjustments are charged to a separate component of stockholders' investment. Financial results of international subsidiaries and equity investments in joint ventures in countries with highly inflationary economies are translated using a combination of current and historical exchange rates and any adjustments are included in net earnings for the period.

  Income Taxes--Mtel's deferred tax asset as of December 31, 1996 is primarily attributable to cumulative net operating loss carryforwards for federal income tax purposes of $117.9 million which expire in various amounts during 2003 through 2011. The deferred tax liability is primarily attributable to accelerated depreciation and amortization for tax purposes. A valuation allowance has been provided for the full net deferred tax asset because utilization of cumulative net operating loss carryforwards is dependent on the Company generating future taxable income of sufficient amounts to offset such cumulative losses. The provision (benefit) for income taxes in 1994, 1995 and 1996 is primarily attributable to state income taxes.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The following represents the Company's deferred tax asset, deferred tax liability and related valuation allowance at December 31, 1995 and 1996:

                                                        1995          1996
                                                    ------------  -------------
      Deferred tax asset........................... $ 57,894,000  $ 134,363,000
      Deferred tax liability.......................  (23,246,000)   (31,299,000)
      Valuation allowance..........................  (34,648,000)  (103,064,000)
                                                    ------------  -------------
      Net deferred tax asset....................... $        --   $         --
                                                    ============  =============

  Fair Value of Financial Instruments--The carrying amounts at December 31, 1995 and 1996 for cash, accounts receivable, accounts payable and accrued liabilities are a reasonable estimate of their fair values. For 1995 and 1996, the fair value of each of the other classes of financial instruments is estimated based on quoted market prices for the same or similar instruments.

                                 DECEMBER 31, 1995         DECEMBER 31, 1996
                             ------------------------- -------------------------
                               CARRYING                  CARRYING
                                VALUE      FAIR VALUE     VALUE      FAIR VALUE
                             ------------ ------------ ------------ ------------
Securities Restricted
 for Debt Service........... $ 64,101,000 $ 67,036,000 $ 32,546,000 $ 34,307,000
13.5% Senior Notes..........  265,000,000  294,150,000  265,000,000  264,338,000
Financial Instruments
 Included in Other Assets...    5,005,000   23,315,000    2,616,000    4,871,000

  Stock-Based Compensation--SFAS No. 123 "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. See Note 10.

  Recently Issued Accounting Standards--In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This statement requires that long-lived assets be reviewed for recoverability based on estimates of future net cash flows if events or circumstances give rise to questions as to the ability of a company to realize its investment in such long-lived assets. The Company adopted the statement on January 1, 1996. See Note 3 for additional information on an impairment loss recorded in 1996.

  Use of Estimates--Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates. The most significant estimates included in these financial statements relate to the estimated economic lives of and the Company's ability to realize its investment in certain licenses, equipment and software which comprise the Company's messaging networks. See Note 4. Specifically, the Company has incurred significant costs to acquire licenses and to construct the narrowband PCS network. The Company estimates that this cost will be recovered through future operating cash flows to be generated from the narrowband PCS network. Management's estimates as to the extent and timing of cash flows generated by the narrowband PCS network could change, and such change could differ materially from the estimates which were used to evaluate the Company's ability to realize its investments in the narrowband PCS network at December 31, 1996.

  Prior Year Balances--Certain reclassifications have been made to previously reported balances to conform to current year presentation.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(2) RISKS AND UNCERTAINTIES:

  The Company has incurred substantial operating losses in 1994 through 1996, primarily as a result of start-up losses associated with the introduction of the narrowband PCS network and the Company's international development efforts. Additionally, substantial capital expenditures were required from 1994 to 1996 related to the acquisition of narrowband PCS licenses, construction and development of the narrowband PCS network, the purchase of messaging units required to support significant growth in SkyTel one-way units in service and international development activities. Management expects the Company to incur operating losses in 1997 and 1998 primarily as a result of continuing losses related to the narrowband PCS network.

  The Company's business plan projects substantial growth in units in service on both its SkyTel one-way and narrowband PCS networks and for continued development and expansion of the narrowband PCS network. The Company anticipates that a substantial portion of the anticipated growth on the narrowband PCS network will come from advanced text messaging to be introduced in the second quarter of 1997. This growth requires the availability of significant capital resources to fund capital expenditures for network expansion and messaging unit additions. Growth in units in service on both the SkyTel one-way and narrowband PCS networks will also be required in order for the Company to achieve consolidated operating profitability and positive operating cash flows. Management believes that the Company can achieve the anticipated growth in units in service and that the required capital resources will be available to fund expected capital expenditures and operating losses. However, if such growth is not achieved or adequate capital resources are not available, the Company may not be able to complete its business plan or remain in compliance with certain covenants of its bank loan agreement. See Note 7.

  The Company began commercial operation of its narrowband PCS network in September 1995 and incurred losses attributable to the narrowband PCS network of $62.2 million and $158.2 million during 1995 and 1996, respectively. The Company anticipates that the narrowband PCS network will continue to incur losses during 1997 and 1998. The Company has invested approximately $377.6 million in assets and spectrum related to the narrowband PCS network at December 31, 1996, and the Company expects to incur significant capital expenditures to continue expansion of network coverage and to procure messaging units for its subscriber base. Management believes that the Company's investment in the assets of the narrowband PCS network will be recovered through future operating cash flows of the narrowband PCS network. The ability of the Company to generate sufficient levels of operating cash flow on the narrowband PCS network is dependent on the addition of a significant number of units in service and the availability of sufficient capital resources to continue the development of the network and fund its operating losses. Management's estimates of the cash flows generated by the narrowband PCS network and the capital resources needed and available to complete its development could change, and such change could differ materially from the estimates used to evaluate the Company's ability to realize its investment as of December 31, 1996. See Note 1 regarding the significance of the use of estimates in the Company's financial statements.

  The Company's operations and investments in each of its international markets are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation or other adverse regulatory or legislative developments, limitations on the removal of investment income, capital and other assets and exchange rate fluctuations.

(3) IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS:

  In 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company recognized an impairment loss of approximately $38.8 million in 1996 for those long-lived assets where the sum of such estimated future cash flows was less

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

than the carrying amount of such assets. SFAS 121 requires analysis of each item on an individual asset by asset basis, where applicable, versus the analysis of the aggregate asset value and aggregate cash flows previously used. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset.

  The Company has determined to divest or restructure its operations in the Asia Pacific region. As a result, the Company's ownership percentage in certain of its Asian subsidiaries or investees may be reduced. During 1996, subsequent to the sale of its 29% equity interest in Mercury Paging Ltd. ("MPL"), the Company also determined to suspend its remaining operations in Europe since the Company was unable to utilize the 931 MHz frequency for paging operations in Europe.

  Approximately $27.5 million of the impairment loss relates to certain of the Company's international investments in Asia and Europe. An additional $11.3 million of impairment loss relates to certain domestic investments.

(4) MESSAGING NETWORKS:

  Mtel continues to pursue its plan of developing nationwide and international messaging networks through investments in the United States and certain international locations. Costs incurred by the Company in establishing and constructing messaging networks in the United States and by the Company's majority-owned subsidiaries in countries outside the United States include, among other things, property and equipment, internally developed software, organizational costs, costs of acquiring required licenses and certain other costs of establishing business operations.

  The following provides additional details with respect to the elements of the Company's messaging networks. See Note 11 for additional information concerning the Company's business segments.

  Property and Equipment--Property and equipment consist of the following:

                                                           DECEMBER 31,
                                                    ---------------------------
                                                        1995          1996
                                                    ------------  -------------
   Land............................................ $    282,581  $     259,408
   Building........................................    4,126,749      4,051,456
   Communications equipment........................  297,395,410    301,886,491
   Other...........................................   70,033,621     88,343,099
                                                    ------------  -------------
                                                     371,838,361    394,540,454
   Accumulated depreciation........................  (77,211,919)  (105,669,936)
                                                    ------------  -------------
                                                    $294,626,442  $ 288,870,518
                                                    ============  =============

  Depreciation expense in 1996 includes a charge of approximately $7.3 million which represents a writedown of the book value of certain obsolete paging equipment to fair market value and an adjustment resulting from a physical pager inventory reconciliation.

  Certificates of Authority and License Cost--Certificates of authority are primarily attributable to costs associated with obtaining one-way paging licenses and narrowband PCS licenses. Costs associated with licenses within the United States are amortized over periods not exceeding 40 years. Costs associated with obtaining licenses for international paging operations are amortized over 5 years. Accumulated amortization related to certificates of authority and license cost at December 31, 1995 and 1996 was $6.3 million and $10.5 million, respectively.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Destineer acquired two nationwide narrowband PCS licenses in an auction held by the FCC in July 1994 at a cost of approximately $127.5 million. Effective with the September 1995 commercial launch of the narrowband PCS network, the Company began amortizing the cost of the license currently being used to provide narrowband PCS services (approximately $80 million) over a 40-year period. The Company will begin to amortize the cost of the acquired narrowband PCS license (approximately $47.5 million) that is not currently being used at such time as that frequency becomes operational.

  The Company's initial nationwide narrowband PCS license was granted by the FCC pursuant to a Pioneer's Preference and such grant was conditioned by the FCC upon the payment by Mtel of a license fee in the amount of approximately $33.0 million. Mtel filed an appeal challenging the condition requiring payment for this license, and in March 1996 the United States Court of Appeals for the D.C. Circuit issued a decision upholding the FCC's authority under the Communications Act of 1934, as amended, to impose such a fee. However, the Court remanded the matter to the FCC for consideration of the propriety of requiring the payment of such a fee in light of Mtel's reliance on the FCC's public pronouncements that no such fee would be imposed and the granting by the FCC of other paging licenses without the imposition of any fee. Payment for the license will not be required to be made unless and until such litigation is definitively resolved adversely to Mtel. The narrowband PCS network does not currently operate on the frequency covered by this license.

  Network Construction and Development Costs--Network construction and development costs represent the costs associated with the construction and development of the SkyTel one-way messaging network and the narrowband PCS network. These costs include software development costs, site acquisition and development costs, capitalized interest costs and related costs. Network construction and development costs are amortized over periods not exceeding 10 years. Accumulated amortization related to network construction and development costs at December 31, 1995 and 1996 was $8.5 million and $22.5 million, respectively.

(5) ACQUISITION OF MINORITY INTEREST:

  On January 13, 1995, Mtel acquired the 9.7% of the outstanding shares of SkyTel Common Stock that Mtel did not already own in a transaction in which the minority stockholders of SkyTel received approximately 3.4 million shares of Mtel Common Stock having an aggregate value at the time of the transaction of approximately $49 million. The transaction was accounted for as the purchase of minority interest and resulted in goodwill of approximately $49 million. As a result of this transaction, all of the issued and outstanding shares of SkyTel Common Stock are owned by Mtel.

  On September 15, 1995, Mtel acquired the 19.9% of the outstanding shares of Destineer Common Stock that Mtel did not already own in a transaction in which the minority stockholders of Destineer received approximately 4.0 million shares of Mtel Common Stock having an aggregate value at the time of the transaction of approximately $85 million. The transaction resulted in goodwill of approximately $31 million. As a result of this transaction, all of the issued and outstanding shares of Destineer Common Stock are owned by Mtel.

  If the SkyTel and Destineer minority interest acquisitions had occurred on January 1, 1994, the unaudited pro forma net loss and net loss per common share for the years ended December 31, 1995 and 1994 would have been $53.9 million and $1.17 per share and $22.5 million and $0.70 per share, respectively.

(6) INTERNATIONAL INVESTMENTS:

  Mtel has equity investments in unconsolidated joint ventures that operate one-way messaging systems in 11 countries outside the United States. Costs incurred by the Company in establishing these international joint ventures include property and equipment, software development costs, organizational costs and other costs of establishing business operations. Such costs are generally capitalized by Mtel until such time as the investee becomes operational or a relationship is abandoned. Once operations are established by the investee, Mtel

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

classifies such costs based on the type of investment and determines the method of accounting for its investment based on, among other things, its ownership percentage and its ability to exercise significant influence over the investee's operations and management. If the relationship is abandoned, the capitalized costs are charged to expense. See Note 3 for information on the impairment loss recorded in 1996 of approximately $27.5 million related to the Company's investment in certain international assets in Asia and Europe.

  Latin America --In September 1996, the Company sold a 20% equity interest in Mtel Latam, the holding company for the Company's investments in Latin America, for an aggregate purchase price of $35 million. Mtel Latam received $27 million of the proceeds at closing and the remaining $8 million is due by the end of the first quarter of 1997. No gain or loss was recorded in connection with this transaction. The transaction is reflected as minority interest on Mtel's balance sheet. Mtel received approximately $10.2 million of the net proceeds as reimbursement for amounts invested in the Latin American operations during 1996. The remainder of the net proceeds from the sale is being used to fund capital expenditures, working capital requirements and additional development efforts in the Latin American region. In order to sell the equity interest in Mtel Latam, Mtel was required to designate Mtel Latam as an "unrestricted subsidiary" for purposes of the Company's bank credit agreement and the indenture relating to the Senior Notes. As a result of this designation, Mtel Latam will be required to finance its operations and development efforts independent of the Company. The purchaser has the right to convert its shares of Mtel Latam Common Stock into shares of Mtel Common Stock based on the then fair market value of the Mtel Latam Common Stock upon the occurrence of certain events including, among other things, a change in control of Mtel Latam or the absence of a public market for Mtel Latam Common Stock on or before September 19, 2001.

  Mtel Latam provides one-way wireless messaging services through 100%-owned subsidiaries in Argentina, Puerto Rico and Uruguay and a 98%-owned subsidiary in Colombia. Accordingly, the results of operations in these countries are included in the Company's consolidated financial statements. Mtel Latam's ownership percentages in other countries range from 19% to 50%. Investments in which Mtel Latam holds an ownership percentage of 20% to 50% are generally accounted for using the equity method. Any excess of Mtel Latam's capitalized costs over the underlying book value of its ownership in international operations is treated as an intangible asset and is generally amortized over a five-year period beginning when the investee becomes operational. Mtel Latam's largest unconsolidated international equity investment is in Mexico.

  Mexico--Mtel Latam owns a 49% equity interest, and an affiliate of Grupo Televisa, a media conglomerate based in Mexico City, owns a 51% equity interest in Comunicaciones Mtel, S.A. de C.V. ("CMtel") which provides nationwide one-way messaging services in Mexico. Mtel Latam recorded equity income of approximately $1.6 million, $1.1 million and $1.8 million for the years ended December 31, 1994, 1995 and 1996, respectively, from its investment in CMtel. As of December 31, 1995 and 1996, the carrying value of Mtel Latam's investment in CMtel was $9.0 million and $9.7 million, respectively.

  Other Mtel Latam Investments--Mtel Latam holds 50% or less equity investments in several other international joint ventures which are in various stages of operations. For those entities which have commenced operations, other than CMtel, Mtel Latam's net investment at December 31, 1996 was approximately $13.0 million as compared to approximately $8.8 million at December 31, 1995. At December 31, 1996, these investments included operations in Paraguay, Peru, Ecuador, Guatemala, Brazil, Dominican Republic and Venezuela. Aggregate losses from 50% or less owned investments accounted for using the equity method, other than CMtel, were approximately $0.1 million, $1.5 million and $2.9 million for the years ended December 31, 1994, 1995 and 1996, respectively. Mtel Latam's net investment in international joint ventures which were not yet operational was approximately $ 1.8 million at December 31, 1996 as compared to $3.6 million at December 31, 1995.

  Other Investments--Mtel also provides one-way messaging services through its 100%-owned subsidiary in Hong Kong, the results of operations from which are included in the Company's consolidated financial statements.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  On July 15, 1996, the Company completed the sale of its 29% equity interest in MPL, which operates in the United Kingdom, and received net pre-tax proceeds of approximately $26.4 million. MPL was considered a non-strategic asset because it does not operate on the 931 MHz frequency in the United Kingdom. In 1996, the Company recorded a net after-tax loss on the sale of its equity interest in MPL of approximately $4.2 million. Mtel recorded equity income from MPL of approximately $2.7 million, $2.6 million and $0.7 million for the years ended December 31, 1994, 1995 and 1996, respectively. For the year ended December 31, 1995, Mtel received dividends of approximately $1.2 million from MPL.

(7) DEBT:

  A summary of debt is as follows:

                                                             DECEMBER 31,
                                                       -------------------------
                                                           1995         1996
                                                       ------------ ------------
   13.5% Senior Subordinated Discount Notes due 2002.  $265,000,000 $265,000,000
   Bank credit facility..............................    65,500,000  135,500,000
   6.75% Convertible subordinated debentures due
   2002..............................................     1,512,000    1,455,000
   Other notes payable...............................     2,525,146      567,485
                                                       ------------ ------------
                                                        334,537,146  402,522,485
   Less current maturities...........................     1,278,426       31,263
                                                       ------------ ------------
                                                       $333,258,720 $402,491,222
                                                       ============ ============

  On December 30, 1994, the Company completed a public offering of $265.0 million principal amount of 13.5% Senior Subordinated Discount Notes due 2002 (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on June 15 and December 15 of each year. The Company used approximately $93.6 million of the net proceeds to purchase a portfolio of securities pledged as security for payment of interest on the Senior Notes through December 15, 1997. The portfolio is comprised of U.S. government securities with maturities designed to coincide with the dates that interest on the Senior Notes is payable. The Senior Notes will mature on December 15, 2002 and are subject to redemption at the option of the Company, in whole or in part, at any time on or after December 15, 1999, at a redemption price of par plus a premium (for any redemption prior to December 15, 2001) and any accrued and unpaid interest, to the date of redemption. In addition, at any time prior to December 15, 1997, at the option of the Company, up to 25% of the aggregate principal amount of the Senior Notes may be redeemed at a redemption price equal to 114.5% of the principal amount of the Senior Notes at the date of redemption, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds from the sale of at least $75.0 million of certain equity securities to a strategic equity investor meeting certain qualifications; provided, that at least 75% of the aggregate principal amount of the Senior Notes originally issued remains outstanding following any such redemption. The Senior Notes are senior obligations of the Company and rank senior in right of payment to all subordinated indebtedness of the Company.

  In July 1996, the Company completed a consent solicitation pursuant to which the holders of the Senior Notes approved certain amendments to the indenture relating to the Senior Notes. Under the amended terms of the indenture, the Company has the ability to incur additional senior debt, subject to the terms of its existing bank credit facility, to meet the Company's anticipated financial needs. The amount of senior debt that may be incurred under the covenants in the indenture is based, in part, on the number of messaging units placed in service since September 30, 1994. In addition, the amendments to the indenture permit the Company to designate its Latin American and Asian holding companies as "unrestricted" subsidiaries for purpose of the indenture, thereby taking these entities outside the scope of the indenture covenants. The Company paid consenting holders of the Senior Notes $15.00 per $1,000 principal amount of Senior Notes, or an aggregate of approximately $3.9 million, and agreed to extend the period during which the Company is prohibited from effecting an optional

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

redemption of the Senior Notes by one year to December 15, 1999. The indenture relating to the Senior Notes also contains customary cross-default provisions.

  In December 1995, SkyTel established a $250.0 million secured revolving credit facility (the "bank credit facility") with a final maturity of December 31, 2001 from a syndicate of financial institutions (the "Bank Group"). The bank credit facility is being used for capital expenditures, working capital and other general corporate purposes. Borrowings under the bank credit facility, as amended in March 1997, bear interest at the option of SkyTel at
(i) the alternate base rate (as defined in the credit facility) plus 2% or
(ii) the London Interbank Offering Rate ("LIBOR") plus 3% through December 31, 1997. Borrowings thereafter bear interest at the option of SkyTel at the alternate base rate plus an additional margin of 1% to 2% or the LIBOR plus an additional margin ranging from 2% to 3%, in each case with the applicable margin being based upon the ratio of the Company's consolidated total debt to the combined annualized cash flows of SkyTel and USPC for the two preceding quarters. The borrowings outstanding at December 31, 1996 carried an 8.3% average interest rate as of that date. Borrowings under the bank credit facility are guaranteed by Mtel and its U.S. subsidiaries and are secured by substantially all of the assets of SkyTel, Mtel and Mtel's other U.S. subsidiaries. The loan agreement relating to the bank credit facility, as amended, contains extensive quarterly financial and operating covenants, including certain minimum cash flow and subscriber level requirements, as well as covenants limiting the incurrence of additional indebtedness and restricting the payment of cash dividends by both SkyTel and the Company. On December 10, 1996, the Company received a waiver pursuant to which the lending banks modified the December 31, 1996 subscriber level requirements and extended the date by which the Company must sell equity securities in a subsidiary holding the Company's investments in Asia. At December 31, 1996, Mtel and SkyTel were in compliance with each of the covenants set forth in the bank credit facility, as amended, and as modified by the December 10, 1996 waiver. The $250.0 million commitment available to SkyTel for borrowings under the bank credit facility reduces quarterly commencing on March 31, 1999. The quarterly reductions in the commitment are $22.5 million for each quarter in 1999, $27.5 million for each quarter in 2000 and $12.5 million for each quarter in 2001.

  As a result of higher than projected capital expenditures in the fourth quarter of 1995, SkyTel incurred higher than expected borrowings under the bank credit facility. The capital expenditures and resulting borrowings caused SkyTel to be in violation of a capital expenditure covenant as of December 31, 1995 and a leverage maintenance covenant during the first quarter of 1996, and resulted in a temporary suspension of the Company's borrowing availability under the bank credit facility. In March 1996, the lending banks waived these covenant violations and agreed to certain amendments (the "March 1996 Amendments") to the bank credit facility to provide additional operating flexibility under the bank credit facility.

  The March 1996 Amendments required the Company to complete certain transactions during 1996, including the sale of Cumulative Convertible Accruing PIK Preferred Stock (the "PIK Preferred Stock") resulting in gross proceeds of at least $50.0 million, the sale of the Company's interest in MPL in the United Kingdom for certain minimum proceeds, and the sale of equity securities in subsidiaries holding the Company's investments in Latin America and Asia for certain minimum proceeds. The Company completed the sale of the PIK Preferred Stock in the second quarter of 1996 and completed the sale of MPL and the sale of equity securities in a subsidiary holding the Company's investments in Latin America in the third quarter of 1996. In the March 1997 amendment discussed below, the Bank Group extended the date by which the Company must sell all or a portion of its equity securities in Asia for certain minimum proceeds to December 31, 1997.

  On March 27, 1997, SkyTel and the Bank Group completed a further amendment to the bank credit facility designed to align certain financial and operational covenants contained in the bank credit facility to the Company's business plan. However, the bank credit facility, as amended in March 1997, limits the amount of borrowings available thereunder to $175 million, increasing to $190 million upon receipt of confirmation by the Bank Group that the Company is in compliance with all covenants as of June 30, 1997, and increasing to $200

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

million upon receipt of confirmation of such compliance as of September 30, 1997. Additional availability thereafter will be subject to the approval of the Company's 1998 business plan by the banks holding at least 66 2/3% of the total outstanding borrowings under this facility. The Company's borrowing availability will decrease to $175 million on and after December 31, 1998 unless the Bank Group has approved additional availability in accordance with the preceding sentence.

  On May 28, 1992, the Company completed an underwritten public offering of $86,250,000 principal amount of 6.75% Convertible Subordinated Debentures (the "Debentures") due May 15, 2002. On December 12, 1994, the holders of the Debentures converted $82.2 million in aggregate principal amount of Debentures into Mtel Common Stock pursuant to a conversion offer made by the Company and received, in addition to approximately 8.2 million shares of Mtel Common Stock, a cash payment equal to approximately $45 per $1,000 face amount of Debentures. The aggregate amount of this conversion cost, $3.1 million, was charged to other expense in 1994. Interest on the remaining Debentures is payable semi-annually on May 15 and November 15. The Debentures are convertible into common stock of the Company at $10 per share.

(8) COMMITMENTS AND CONTINGENCIES:

  At December 31, 1996, Mtel was committed under noncancelable operating leases expiring on various dates. The leases are primarily for the rental of office space, antenna sites and vehicles. Annual commitments for rental payments on such leases in each of the years ending December 31, 1997 through 2001 and thereafter are as follows:

                                                                       MINIMUM
                                                                       RENTAL
   YEAR                                                               PAYMENTS
   ----                                                              -----------
   1997............................................................. $36,197,000
   1998.............................................................  29,774,000
   1999.............................................................  22,186,000
   2000.............................................................  13,659,000
   2001.............................................................   6,909,000
   Thereafter.......................................................   9,641,000

  Rental expense for operating leases was approximately $13.0 million, $22.4 million and $38.1 million during the years ended December 31, 1994, 1995 and 1996, respectively.

  The Company currently acquires a significant portion of its messaging units from a single vendor. The ability of the Company to continue to provide messaging units to its customers is largely dependent on the vendor's ability to supply such messaging units on a timely basis.

  Mtel has entered into an agreement with Wireless Access, Inc. with respect to the design and manufacture of messaging units for the narrowband PCS network. The Company's total commitment under this agreement is approximately $21.1 million. Approximately $16.0 million of this commitment is expected to be paid during 1997 with the balance payable in the first quarter of 1998. Mtel has also entered into agreements with Motorola, Inc. for the purchase of advanced messaging units for the narrowband PCS network. The Company's total commitment in 1997 under the agreement is approximately $11.1 million for advanced messaging units and $7.6 million for infrastructure.

  On February 20, 1997, certain litigation was filed in the United States District Court for the District of Columbia against the Company, its wholly-owned subsidiary SkyTel, and seven current and former officers and directors. The litigation alleges certain violations of the Securities Exchange Act of 1934, as amended, during the period January 19, 1995 through February 22, 1996. The plaintiffs are seeking unspecified damages and to have the case certified as a class action. The Company is reviewing the allegations in the complaint and intends to vigorously defend in this litigation.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The Company is involved in various other legal matters and claims which are being defended and handled in the ordinary course of business. None of these other matters is expected, in the opinion of management, to have a material adverse effect upon the financial position or results of operations of the Company.

(9) STOCKHOLDERS' INVESTMENT:

  In July 1989, Mtel declared a dividend of one stock purchase right for each outstanding share of Mtel Common Stock. Under certain conditions, each right may be exercised to purchase from Mtel one one-hundredth of a share of Mtel Series C Junior Participating Preferred Stock, $.01 par value per share, at a price of $30, subject to adjustment. The rights may only be exercised after a public announcement that a party has acquired or obtained the right to acquire 20% or more of the outstanding shares of Mtel Common Stock or after commencement of a tender offer or exchange offer for 20% or more of the outstanding shares of Mtel Common Stock. The rights, which do not have voting rights, expire in 1999 and may be redeemed by Mtel at a price of $.01 per right at any time prior to their expiration or the acquisition of 20% of the outstanding shares of Mtel Common Stock. In the event that Mtel is acquired in a merger or other business transaction not approved by the Mtel Board of Directors, each holder of a right shall have the right to receive that number of shares of Mtel Common Stock that would have a market value of two times the exercise price of the right.

  On October 19, 1993, the Company sold 3,750,000 shares of $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock") at a price of $50 per share with an aggregate liquidation value of approximately $187.5 million. The sale of the $2.25 Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws. The $2.25 Preferred Stock is convertible at any time at the option of the holder into shares of common stock of the Company at a conversion rate of 1.1111 common shares for each share of $2.25 Preferred Stock. The $2.25 Preferred Stock is mandatorily redeemable under conditions outside the control of the Company in certain circumstances and such redemption may be made in common stock of the Company or cash at the Company's option. Net proceeds to the Company, after deducting the expenses of the offering and the discounts to the initial purchasers, were approximately $181.0 million.

  In April and May of 1996, the Company sold an aggregate of 57,500 shares of PIK Preferred Stock for an aggregate purchase price of $57.5 million to certain investors, including Microsoft Corporation, Kleiner Perkins Caufield & Byers, Chase Manhattan Corporation and certain executive officers and directors of the Company, including John N. Palmer, Chairman of the Board. Holders of the PIK Preferred Stock are entitled to receive dividends out of funds legally available therefor at an annual rate of 7.5% (or $75 per share of PIK Preferred Stock), payable quarterly on each March 15, June 15, September 15 and December 15. The Company has the option, however, to pay dividends on the PIK Preferred Stock through the later of the fifth anniversary of the date of issuance or until cash dividends are permitted under the Company's bank credit facility and the indenture relating to the Senior Notes in the form of additional shares of PIK Preferred Stock. Cumulative unpaid dividends on the PIK Preferred Stock of $3.2 million have been accrued from the date of original issuance.

  The PIK Preferred Stock ranks junior in right of payment to the Company's outstanding $2.25 Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, holders of PIK Preferred Stock would be entitled to receive, following payment in full to the holders of the $2.25 Preferred Stock of all amounts to which such holders are entitled, a liquidation preference in the amount of $1,000 per share of PIK Preferred Stock, plus accrued and unpaid dividends, before any payment is made or assets are distributed to holders of Mtel Common Stock or any other class of stock of the Company ranking junior to the PIK Preferred Stock as to rights upon liquidation, dissolution or winding up of the Company. Except as required by law or with respect to the creation or amendment of senior classes of preferred stock, holders of PIK Preferred Stock do not have voting rights unless quarterly dividends on the Company's $2.25 Preferred Stock are in arrears for two consecutive

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

quarters, in which case, the number of directors of the Company would be increased by one and the holders of PIK Preferred Stock, voting separately as a class, will be entitled to elect one director until the dividend arrearage has been paid. In the event quarterly dividends on the Company's $2.25 Preferred Stock are in arrears for four consecutive quarters, the number of directors of the Company would be increased again by one, and the holders of PIK Preferred Stock would be entitled to elect an additional director.

  Each share of PIK Preferred Stock is convertible at the option of the holder into shares of Mtel Common Stock at conversion prices ranging from $17.90 per share to $18.19 per share of Mtel Common Stock, subject to adjustment upon the occurrence of certain events. Following the second anniversary of the date of issuance of the PIK Preferred Stock, the Company may redeem, in whole or in part, the outstanding PIK Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends. The bank credit facility, as amended, and the indenture relating to the Senior Notes prohibit the voluntary redemption of the PIK Preferred Stock. Commencing on the seventh anniversary of the date of issuance of the PIK Preferred Stock and continuing through the tenth anniversary thereof, the Company must redeem 7,500 shares of PIK Preferred Stock at a price of $1,000 per share, along with accrued and unpaid dividends thereon. Such redemption may be made, at the Company's option, in Mtel Common Stock or cash.

(10) EXECUTIVE INCENTIVE PLANS AND STOCK-BASED COMPENSATION:

  In October 1988, the Board of Directors of Mtel adopted an Executive Incentive Plan (the "1988 Plan"). The 1988 Plan provides for the granting of stock options, stock appreciation rights, performance units and restricted stock to officers and employees for a maximum of 2,500,000 shares of Mtel Common Stock. In October 1990, the Board of Directors of Mtel adopted the 1990 Executive Incentive Plan (the "1990 Plan"). The 1990 Plan, as amended by the vote of the stockholders at the 1995 annual meeting, similarly provides for the granting of stock options, stock appreciation rights, performance units and restricted stock not to exceed an additional 6,000,000 shares of Mtel Common Stock. Options may be granted under both the 1988 Plan and 1990 Plan to purchase shares of Mtel Common Stock at a price not less than the fair market value on the date of grant. Option rights under both the 1988 Plan and the 1990 Plan issued prior to January 1, 1996 generally become exercisable as to 33 1/3% of the shares of Mtel Common Stock covered thereby on the first anniversary of the date of the grant, and become exercisable as to an additional 33 1/3% 18 months and 24 months after the date of the grant. Option rights under both the 1988 Plan and the 1990 Plan issued on or after January 1, 1996 generally become exercisable as to 25% of the shares of Mtel Common Stock covered thereby on the first anniversary of the date of the grant, and become exercisable as to an additional 25% 2 years, 3 years and 4 years after the date of the grant. All options expire ten years from the date of the grant. During 1996, the Company granted certain executive officers 87,500 shares of restricted stock.

  Mtel also has adopted a Long-Term Management Incentive Plan (the "Long-Term Incentive Plan") which was approved by the stockholders of the Company at the 1993 annual meeting. The Long-Term Incentive Plan provides for awards consisting of cash, shares of the Company's common stock or stock options, or any combination thereof, to officers and key employees of the Company and its subsidiaries selected for participation by the Compensation Committee of the Board of Directors. The awards are payable if Mtel's total return to stockholders over the three-year performance cycle exceeds the rate of return on a three-year Treasury bill over the performance cycle and meets or exceeds certain levels of the total return to stockholders of a group of companies within the telecommunications industry group. Mtel has reserved 500,000 shares from its authorized but unissued shares of common stock for awards pursuant to the Long-Term Incentive Plan. No awards have been granted under the Long-Term Incentive Plan for the three-year performance cycle ended December 31, 1996.

  In March 1993, the Board of Directors of the Company adopted the Company's 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan") which authorizes the granting of options to purchase up to 500,000 shares of common stock of Mtel to the Company's employees. The Stock Purchase Plan was approved by the

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

stockholders of the Company at the 1993 annual meeting. All employees of the Company and its subsidiaries who are not executive officers of the Company and who have been employed for six months or more are eligible to elect to be granted options under the Stock Purchase Plan. The purchase price for optioned stock will be the lesser of (a) 85 percent of the fair market value of the common stock on the date of grant or (b) 85 percent of such fair market value on the date of exercise of the option. Employees may elect to have up to 10 percent of their compensation withheld from payroll and applied to purchase common stock under the Stock Purchase Plan. A total of 43,140 and 36,873 shares of common stock of the Company was issued under the Stock Purchase Plan during 1995 and 1996, respectively.

  Mtel has also granted directors who are not officers of Mtel certain nonqualified options outside of its executive incentive plans. These nonqualified stock options become exercisable in accordance with terms similar to options granted under the 1988 Plan and the 1990 Plan. There was no compensation expense attributable to these options.

  The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. If compensation cost had been determined based on the fair value at grant date for awards in 1995 and 1996 in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                       1995          1996
                                                   ------------  -------------
   Net income (loss)--As reported................. $(52,027,411) $(171,821,908)
   Net income (loss)--Pro forma................... $(55,521,833) $(177,675,832)
   Net income (loss) per share--As reported....... $      (1.19) $       (3.38)
   Net income (loss) per share--Pro forma......... $      (1.26) $       (3.49)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                  1995    1996
                                                                 ------- -------
   Expected life................................................ 5 years 5 years
   Risk-free interest rate......................................  5.39%   6.22%
   Expected volatility..........................................   53%     53%
   Dividend yield...............................................   -0-     -0-

  The weighted average fair value of options granted during 1995 and 1996 was $13.51 and $7.25 per share, respectively. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because pro forma compensation expense related to grants made prior to 1995 is not included.

  Stock option activity is summarized as follows:

                                1994                1995                1996
                         ------------------- ------------------- -------------------
                                    AVERAGE             AVERAGE             AVERAGE
                         NUMBER OF  EXERCISE NUMBER OF  EXERCISE NUMBER OF  EXERCISE
                          OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                         ---------  -------- ---------  -------- ---------  --------
Outstanding, Beginning
 of Year................ 3,673,700   $ 5.72  4,738,512   $ 9.25  4,481,781   $12.13
 Granted................ 1,373,890    18.08    709,100    24.44  1,333,500    13.32
 Exercised..............  (246,368)   16.54   (936,379)   19.44   (204,093)   16.16
 Canceled...............   (62,710)    7.42    (29,452)   16.22   (789,753)   19.34
Outstanding, End of
Year.................... 4,738,512   $ 9.25  4,481,781   $12.13  4,821,435   $11.54

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Options to purchase 3,175,468 shares of common stock were outstanding and exercisable at an average exercise price of $9.55 per share at December 31, 1996.

  The following table summarizes information about stock options outstanding at December 31, 1996:

                     OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
            -------------------------------------- ---------------------
 RANGE OF     NUMBER     WEIGHTED AVG.   WTD. AVG.   NUMBER    WTD. AVG.
 EXERCISE   OUTSTANDING    REMAINING     EXERCISE  EXERCISABLE EXERCISE
  PRICES    AT 12/31/96 CONTRACTUAL LIFE   PRICE   AT 12/31/96   PRICE
----------  ----------- ---------------- --------- ----------- ---------
$ 2 to $12   2,758,935      4.8 yrs       $ 6.24    2,088,935   $ 4.41
$13 to $23   1,939,500      8.0 yrs       $17.88    1,045,549   $18.99
$24 to $34     123,000      8.7 yrs       $30.21       40,984   $30.21

(11) SEGMENT INFORMATION:

  Mtel is principally engaged in one-way messaging operations, advanced messaging operations and international operations. The Company's other businesses include air-to-ground telecommunications operations and telephone answering services. For purposes of reporting operating income (loss) for the Company's business segments, certain indirect operating and selling, general and administrative costs must be allocated among the business segments. Such costs are generally allocated among the one-way messaging, advanced messaging and international segments based on the percentage of time spent by the applicable personnel on each segment's activities.

  For the year ended December 31, 1994, international revenues, operating income (loss) and depreciation and amortization are attributable primarily to the Company's Argentina and Colombia operations. International revenues, operating income (loss) and depreciation and amortization for the year ended December 31, 1995 are comprised of the Company's operations in Argentina, Colombia, Hong Kong and Uruguay. International revenues, operating income
(loss) and depreciation and amortization for the year ended December 31, 1996 are comprised of the Company's operations in Argentina, Colombia, Hong Kong, Uruguay and Puerto Rico. Net Income (Loss)--International for the years ended December 31, 1994, 1995 and 1996 includes equity income (loss) of $3.8 million, $1.2 million and ($1.4) million, respectively, relating to its minority-owned investments in the United Kingdom, Mexico and certain other countries. See Note 3 for information on the impairment of certain long-lived assets and Note 6 for information on the Company's sale of its investment in the United Kingdom in 1996. Net Income (Loss)--Other for 1994 includes a gain of $2.5 million from the sale of the Company's digital point-to-point microwave system and a gain of $2.2 million from the sale of two specialized mobile radio licenses and assets. Net Income (Loss)--Other for 1995 and 1996 includes a $2.5 million gain and a $6.6 million gain, respectively, from the sales of a portion of the Company's stock in American Mobile Satellite Corp.

  No provision or benefit for income taxes has been reflected in the determination of net income (loss) for the Company's business segments because the Company incurred no federal income tax liability on a consolidated basis.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Summarized information about Mtel's operations in its principal segments is presented below:

                                                        DECEMBER 31,
                                                 -----------------------------
                                                   1994      1995      1996
                                                 --------  --------  ---------
                                                  (IN THOUSANDS OF DOLLARS)
Revenues--
  One-way messaging............................. $150,455  $225,146  $ 311,601
  Advanced messaging............................      --      1,213      9,593
  International.................................    2,485    10,121     20,289
  Other.........................................   10,330     9,511      9,046
                                                 --------  --------  ---------
                                                 $163,270  $245,991  $ 350,529
Operating Income (Loss)--
  One-way messaging............................. $ (4,608) $ 21,225  $  52,253
  Advanced messaging............................   (4,344)  (54,311)  (119,092)
  International.................................  (10,755)  (21,392)   (54,104)
  Other.........................................   (4,872)   (3,944)   (10,004)
                                                 --------  --------  ---------
                                                 $(24,579) $(58,422) $(130,947)
Depreciation and Amortization--
  One-way messaging............................. $ 17,520  $ 27,998  $  51,457
  Advanced messaging............................        -     6,314     33,083
  International.................................    1,826     4,938     10,315
  Other.........................................    2,947     3,059      5,083
                                                 --------  --------  ---------
                                                 $ 22,293  $ 42,309  $  99,938
Net Income (Loss)--
  One-way messaging............................. $(14,688) $ 20,184  $  48,306
  Advanced messaging............................   (4,344)  (62,168)  (158,203)
  International.................................   (6,779)  (21,380)   (65,001)
  Other.........................................    5,965    11,337      3,076
                                                 --------  --------  ---------
                                                 $(19,846) $(52,027) $(171,822)
Total Assets--
  One-way messaging............................. $117,708  $254,886  $ 263,437
  Advanced messaging............................  190,740   378,784    377,628
  International.................................  116,449   102,965     70,980
  Other.........................................  290,574   114,779     91,215
                                                 --------  --------  ---------
                                                 $715,471  $851,414  $ 803,260
Capital Expenditures--
  One-way messaging............................. $ 35,483  $ 90,132  $  67,493
  Advanced messaging............................  176,808   162,339     45,969
  International.................................   11,190    12,978      2,637
  Other.........................................    4,186    11,859      2,488
                                                 --------  --------  ---------
                                                 $227,667  $277,308  $ 118,587

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(12) QUARTERLY FINANCIAL DATA (UNAUDITED):

  Selected unaudited quarterly financial data is as follows:

                                                     QUARTER ENDED
                          ---------------------------------------------------------------------------
                             MARCH 31,           JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                          -----------------  -----------------  -----------------  ------------------
                           1995      1996     1995      1996     1995      1996      1995      1996
                          -------  --------  -------  --------  -------  --------  --------  --------
                                    (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Revenues................  $50,628  $ 80,584  $56,864  $ 88,212  $64,423  $ 92,006  $ 74,076  $ 89,727
Operating income (loss).  $(5,300) $(26,136) $(3,946) $(18,511) $(7,332) $(17,825) $(41,844) $(68,475)
Net income (loss).......  $(4,009) $(28,574) $  (993) $(28,897) $(6,640) $(32,304) $(40,385) $(82,047)
Net income (loss) per
 common share...........  $ (0.13) $  (0.57) $ (0.06) $  (0.59) $ (0.17) $  (0.65) $  (0.79) $  (1.57)

  Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the quarter with no effect given to common stock equivalents because such effect would be antidilutive.

  The operating loss and net loss for the quarter ended December 31, 1995, include the narrowband PCS launch costs and the first full quarter of operating costs, depreciation and amortization and interest expense attributable to the narrowband PCS network. In 1995, approximately $18.3 million of narrowband PCS launch costs, representing primarily promotional and marketing costs incurred by the Company in 1995 in connection with the commencement of commercial operation of the narrowband PCS network, were recorded as part of selling, general and administrative costs. These costs were incurred in addition to the advertising and marketing costs incurred in connection with on-going sales and marketing activities and will not recur. The operating loss and net loss for the quarter ended December 31, 1996 include the impairment loss of international and other assets. See Note 3.

(13) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid by Mtel during the years ended December 31, 1994, 1995 and 1996 amounted to $6.6 million, $35.4 million and $46.6 million, respectively. No federal income taxes were paid during these years. See Note 5 for information on non-cash transactions.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                           PAGE
                                                                           ----
Financial Statement Schedule of the Company:
  II Valuation and Qualifying Accounts.................................... FA-2
  Report of Independent Public Accountants on Financial Statement Schedule
   of the Company......................................................... FA-3

                                                                     SCHEDULE II

          MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT CHARGED TO   ACCOUNTS             BALANCE AT
                         BEGINNING   COSTS AND   WRITTEN                END OF
DESCRIPTION              OF PERIOD   EXPENSES      OFF     DEDUCTIONS   PERIOD
-----------              ---------- ----------- ---------- ---------- -----------
Allowance for doubtful
 accounts:
  1994.................. $1,308,060 $ 2,314,397 $1,271,881     $0     $ 2,350,576
  1995..................  2,350,576   6,880,223  3,634,408      0       5,596,391
  1996..................  5,596,391  15,922,560  6,524,095      0      14,994,856

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Mobile Telecommunication Technologies Corp.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Mobile Telecommunication Technologies Corp. included in this Form 10-K, and have issued our report thereon dated March 27, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Jackson, Mississippi,
March 27, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Mobile Telecommunication
                                          Technologies Corp.

                                          By:      /s/ John T. Stupka
                                             ---------------------------------
                                                      JOHN T. STUPKA
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

Date: March 27, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURE                          TITLE                       DATE
            ---------                          -----                       ----
       /s/ John T. Stupka          President, Chief Executive         March 27, 1997
_________________________________   Officer (Principal
         JOHN T. STUPKA             Executive Officer) and
                                    Director

        /s/ Robert Kaiser          Senior Vice President--            March 27, 1997
_________________________________   Finance and Chief Financial
          ROBERT KAISER             Officer (Principal
                                    Financial and Accounting
                                    Officer)

        /s/ Haley Barbour          Director                           March 27, 1997
_________________________________
          HALEY BARBOUR

     /s/ Thomas G. Barksdale       Director                           March 27, 1997
_________________________________
       THOMAS G. BARKSDALE

        /s/ Jai P. Bhagat          Director                           March 27, 1997
_________________________________
          JAI P. BHAGAT

      /s/ Gregory B. Maffei        Director                           March 27, 1997
_________________________________
        GREGORY B. MAFFEI

       /s/ John N. Palmer          Chairman of the Board              March 27, 1997
_________________________________
         JOHN N. PALMER

      /s/ R. Faser Triplett        Director                           March 27, 1997
_________________________________
        R. FASER TRIPLETT

      /s/ R. Gerald Turner         Director                           March 27, 1997
_________________________________
        R. GERALD TURNER

        /s/ E. Lee Walker          Director                           March 27, 1997
_________________________________
          E. LEE WALKER

      /s/ John E. Welsh III        Director                           March 27, 1997
_________________________________
        JOHN E. WELSH III

 EXHIBIT                              SEQUENTIAL
   NO.           DESCRIPTION           PAGE NO.
 -------         -----------          ----------
  3.1    Restated Certificate of
         Incorporation of the
         Company (Exhibit 3.3 to
         the Registration Statement
         on Form 10 filed on
         November 18, 1988 and
         effective on December 29,
         1988).....................     I/B/R
  3.2    Bylaws of the Company, as
         amended (Exhibit 3.4 to
         the Registration Statement
         on Form 10 of the Company
         filed on November 18, 1988
         and effective on December
         29, 1988).................     I/B/R
  4.1    Certificate of
         Designations of Series C
         Junior Participating
         Preferred Stock of the
         Company (Exhibit 3 to the
         Registration Statement on
         Form 8-A of the Company
         filed on August 3, 1989)..     I/B/R
  4.2    Rights Agreement dated as
         of July 26, 1989 between
         the Company and NCNB Texas
         National Bank (Exhibit 2
         to the Registration
         Statement on Form 8-A of
         the Company filed on
         August 3, 1989)...........     I/B/R
  4.3    Form of Right Certificate
         of the Company (Exhibit 1
         to the Registration
         Statement on Form 8-A of
         the Company filed on
         August 3, 1989)...........     I/B/R
  4.4    Indenture dated as of May
         28, 1992 between the
         Company and NationsBank of
         Texas, N.A., as Trustee,
         relating to the Company's
         6.75 % Convertible
         Subordinated Debentures
         due May 15, 2002,
         including as an exhibit
         thereto the form of
         Debenture (Exhibits 4.3
         and 28 to the Company's
         Quarterly Report on Form
         10-Q for the quarter ended
         September 30, 1992).......     I/B/R
  4.5    Form of Indenture between
         the Company and Texas
         Commerce Bank National
         Association, as Trustee,
         relating to the 13.5 %
         Senior Notes due 2002,
         including as an exhibit
         thereto the form of the
         Note (Exhibit 4.8 to the
         Company's Registration
         Statement on Form S-3
         filed on November 10, 1994
         and effective on December
         21, 1994).................     I/B/R
  4.6    Certificate of
         Designations of the $2.25
         Cumulative Convertible
         Exchangeable Preferred
         Stock of the Company
         (Exhibit 4.1 to the
         Company's Quarterly Report
         on Form 10-Q for the
         quarter ended September
         30, 1993)...................   I/B/R
  4.7    Credit, Security, Guaranty
         and Pledge Agreement dated
         as of December 21, 1995 by
         and among the Company, the
         lenders referred to
         therein, Chemical Bank,
         Credit Lyonnais New York
         Branch and J.P. Morgan
         Securities, Inc. (Exhibit
         4.7 to the Company's
         Annual Report on Form 10-K
         for the year ended
         December 31, 1995)........     I/B/R
  4.8    Contribution Agreement of
         the Company dated as of
         December 21, 1995 entered
         into in connection with
         the Credit, Security,
         Guaranty and Pledge
         Agreement dated as of
         December 21, 1995 by and
         among the Company, the
         lenders referred to
         therein, Chemical Bank,
         Credit Lyonnais New York
         Branch and J.P. Morgan
         Securities, Inc. (Exhibit
         4.8 to the Company's
         Annual Report on Form 10-K
         for the year ended
         December 31, 1995)........     I/B/R
  4.9    Patent and Security
         Agreement of the Company
         dated as of December 21,
         1995 entered into in
         connection with the
         Credit, Security, Guaranty
         and Pledge Agreement dated
         as of December 21, 1995 by
         and among the Company, the
         lenders referred to
         therein, Chemical Bank,
         Credit Lyonnais New York
         Branch and J.P. Morgan
         Securities, Inc. (Exhibit
         4.9 to the Company's
         Annual Report on Form 10-K
         for the year ended
         December 31, 1995)........     I/B/R
  4.10   Trademark Security
         Agreement of the Company
         dated as of December 21,
         1995 entered into in
         connection with the
         Credit, Security, Guaranty
         and Pledge Agreement dated
         as of December 21, 1995 by
         and among the Company, the
         lenders referred to
         therein, Chemical Bank,
         Credit Lyonnais New York
         Branch and J.P. Morgan
         Securities, Inc. (Exhibit
         4.10 to the Company's
         Annual Report on Form 10-K
         for the year ended
         December 31, 1995)........     I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
  4.11   Copyright Security Agreement of the Company dated as of
         December 21, 1995 entered into in connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.11 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.12   Subordination Agreement dated as of December 21, 1995 by
         and among the Company and Chemical Bank. (Exhibit 4.12 to
         the Company's Annual Report on Form 10-K for the year
         ended December 31, 1995).................................     I/B/R
  4.13   Amendment No. 1 dated as of March 27, 1996 to the Credit,
         Security, Guaranty and Pledge Agreement dated as of
         December 21, 1995 by and among the Company, the lenders
         referred to therein, Chemical Bank, Credit Lyonnais New
         York Branch and J.P. Morgan Securities, Inc. (Exhibit
         4.13 to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1995)............................     I/B/R
  4.14   Certificate of Designation relating to the Series A 7.5%
         Cumulative Convertible Accruing Pay-In-Kind Preferred
         Stock (Exhibit 4.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996)..........     I/B/R
  4.15   Certificate of Designation relating to the Series B 7.5%
         Cumulative Convertible Accruing Pay-In-Kind Preferred
         Stock (Exhibit 4.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996)..........     I/B/R
  4.16   Certificate of Designation relating to the Series C 7.5%
         Cumulative Convertible Accruing Pay-In-Kind Preferred
         Stock (Exhibit 4.3 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996)..........     I/B/R
  4.17   Supplemental Indenture dated as of July 18, 1996 between
         the Company and Texas Commerce Bank National Association,
         as Trustee, relating to the 13.5% Senior Notes due 2002
         (Exhibit 4.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1996)................     I/B/R
  4.18   Amendment No. 2 dated as of August 23, 1996 to the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995, as amended, by and among the
         Company, the lenders referred to therein, Chase Manhattan
         Bank, Credit Lyonnais New York Branch and J.P. Morgan
         Securities, Inc. (Exhibit 4.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1996)....................................................     I/B/R
  4.19   Amendment No. 3 dated as of March 26, 1997 to the Credit,
         Security, Guarantee and Pledge Agreement dated as of
         December 21, 1995, as amended, by and among the Company,
         the lenders referred to therein, the Chase Manhattan
         Bank, Credit Lyonnais, New York Branch, and J. P. Morgan
         Securities, Inc. ........................................
  4.20   Certificate of Amendment of Restated Certificate of
         Incorporation dated May 30, 1996.........................
  10.1*  Employment Agreement dated November 19, 1988 between the
         Company and John N. Palmer (Exhibit 10.9 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R
  10.2*  Employment Agreement dated November 19, 1988 between the
         Company and Jai P. Bhagat (Exhibit 10.12 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R
  10.4*  Form of Indemnification Agreement (Exhibit 10.16 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R

 EXHIBIT                               SEQUENTIAL
   NO.           DESCRIPTION            PAGE NO.
 -------         -----------           ----------
 10.5*   1988 Executive Incentive
         Plan, as amended, of the
         Company including as
         exhibits thereto the forms
         of non-qualified and
         incentive stock option
         agreements (Exhibit 10.18
         to the Registration
         Statement on Form 10 of
         the Company filed on
         November 18, 1988 and
         effective on December 29,
         1988).....................      I/B/R
 10.6*   Form of Non-Qualified
         Stock Option Agreement for
         non-officer directors of
         the Company (Exhibit 10.19
         to the Registration
         Statement on Form 10 of
         the Company filed on
         November 18, 1988 and
         effective on December 29,
         1988).....................      I/B/R
 10.7*   1990 Executive Incentive
         Plan of the Company
         including as an exhibit
         thereto the form of non-
         qualified stock option
         agreement (Exhibit 10.16
         to the Company's Annual
         Report on Form 10-K for
         the year ended December
         31, 1990).................      I/B/R
 10.8    Services Agreement dated
         January 24, 1991 between
         Rogers Cantel Mobile,
         SkyTel Corp. and Mtel
         International, Inc.
         (Exhibit 10.31 to the
         Company's Annual Report on
         Form 10-K for the year
         ended December 31, 1991)..      I/B/R
 10.9    Joint Venture Agreement
         dated as of April 11, 1991
         by and between Mtel
         International, Inc. and
         Radio Telefonia Movil
         Metropolitana, S.A. de
         C.V. (Exhibit 10.27 to the
         Company's Annual Report on
         Form 10-K for the year
         ended December 31, 1991)..      I/B/R
 10.10*  Employment Agreement dated
         as of December 14, 1992
         between the Company and
         John E. Welsh III (Exhibit
         10.28 to the Company's
         Annual Report on Form 10-K
         for the year ended
         December 31, 1992)........      I/B/R
 10.11*  Employment Agreement dated
         as of December 24, 1992
         between the Company and
         Leonard G. Kriss (Exhibit
         10.29 to the Company's
         Annual Report on Form 10-K
         for the year ended
         December 31, 1992)........      I/B/R
 10.12*  Short-Term Management
         Incentive Plan (Exhibit
         10.30 to the Company's
         Annual Report on Form 10-K
         for the year ended
         December 31, 1992)........      I/B/R
 10.13*  Long-Term Management
         Incentive Plan (Exhibit
         10.31 to the Company's
         Annual Report on Form 10-K
         for the year ended
         December 31, 1992 ).......      I/B/R
 10.14   Form of Stockholders
         Agreement among the
         Company, SkyTel and Sky
         Acquisition Corp. (Exhibit
         10.37 to the Company's
         Registration Statement on
         Form S-4 filed on October
         26, 1994 and effective on
         December 14, 1994)..........    I/B/R
 10.15   Amended and Restated
         Merger Agreement and Plan
         of Reorganization dated as
         of September 21, 1994, by
         and among the Company,
         Dixon Acquisition Corp.
         and United
         States Paging Corporation
         (Exhibit 2 to the
         Registration Statement of
         the Company,
         Registration No. 33-85612,
         filed on October 27, 1994)..    I/B/R
 10.16   Technology Development and
         Marketing Agreement dated
         March 23, 1994, by and
         between Microsoft
         Corporation and Destineer
         Corp. (Exhibit 10.2 to the
         Company's
         Quarterly Report on Form
         10-Q for the quarter ended
         September 30, 1994).........    I/B/R
 10.17   Form of Destineer Corp.
         Warrant Certificate
         (Exhibit 10.3 to the
         Company's Quarterly Report
         on Form 10-Q for the
         quarter ended September
         30, 1994)...................    I/B/R
 10.18   Form of Underwriting
         Agreement among Bear,
         Stearns & Co. Inc., Alex.
         Brown & Sons Incorporated
         and J.P. Morgan Securities
         Inc., as Underwriters, and
         the Company (Exhibit 1
         to the Company's
         Registration Statement on
         Form S-3 filed on November
         10, 1994 and
         effective on December 21,
         1994).......................    I/B/R

 EXHIBIT                              SEQUENTIAL
   NO.           DESCRIPTION           PAGE NO.
 -------         -----------          ----------
 10.19*  Employment Agreement dated
         June 1, 1994 between the
         Company and Calvin C.
         LaRoche (Exhibit 10.32 to
         the Company's Annual
         Report on Form 10-K for
         the year ended
         December 31, 1994)..........   I/B/R
 10.20   MCI Special Customer
         Arrangement between the
         Company and MCI
         Telecommunications
         Corporation dated as of
         August 22, 1994 (Exhibit
         10.33 to the Company's
         Annual Report
         on Form 10-K for the year
         ended December 31, 1994)....   I/B/R
 10.21   First Amendment to MCI
         Special Customer
         Arrangement between the
         Company and MCI
         Telecommunications
         Corporation dated as of
         January 9, 1995 (Exhibit
         10.34 to the
         Company's Annual Report on
         Form 10-K for the year
         ended December 31, 1994)....   I/B/R
 10.22*  Amended 1990 Executive
         Plan of the Company
         (Exhibit 10.1 to the
         Company's Quarterly Report
         on Form 10-Q for the
         quarter ended June 30,
         1995).......................   I/B/R
 10.23   Lease Agreement dated June
         14, 1995 by and between
         Security Centre, Inc. and
         the Company (Exhibit 10.30
         to the Company's Annual
         Report on Form 10-K for
         the year ended December
         31, 1995).................     I/B/R
 10.24   Stock Exchange Agreement
         dated as of July 19, 1995
         by and among the Company,
         Microsoft Corporation,
         Kleiner Perkins Caufield &
         Byers VI, L.P., KPCB VI
         Founders
         Fund, L.P., William H.
         Gates, Paul G. Allen,
         Integral Capital Partners,
         L.P. and Integral
         Capital Partners
         International C.V.
         (Exhibit 10.31 to the
         Company's Annual Report on
         Form 10-K for the year
         ended December 31, 1995)..     I/B/R
 10.25   Stockholder Agreement
         dated as of September 15,
         1995 by and between the
         Company and Microsoft
         Corporation (Exhibit 10.32
         to the Company's Annual
         Report on Form 10-K for
         the year ended December
         31, 1995).................     I/B/R
 10.26   Form of Stock Purchase
         Agreement relating to the
         Sale of the Series A,
         Series B and Series C 7.5%
         Cumulative Convertible
         Accruing Pay-In-Kind
         Preferred Stock (Exhibit
         10.1 to the Company's
         Quarterly Report on Form
         10-Q for the quarter ended
         March 31, 1996)...........     I/B/R
 10.27   Stockholder Agreement
         dated as of March 29, 1996
         by and between the Company
         and Microsoft Corporation
         (Exhibit 10.2 to the
         Company's Quarterly Report
         on Form 10-Q for the
         quarter ended March 31,
         1996).....................     I/B/R
 10.28   Form of Registration
         Rights Agreement relating
         to the Series A, Series B
         and Series C 7.5%
         Cumulative Convertible
         Accruing Pay-In-Kind
         Preferred Stock (Exhibit
         10.3 to the Company's
         Quarterly Report on Form
         10-Q for the quarter ended
         March 31, 1996)...........     I/B/R
 10.29   Purchase Agreement dated
         as of September 19, 1996,
         by and between Mtel Latin
         America, Inc. and
         Newbridge Latin America,
         L.P. (Exhibit 10.1 to the
         Company's Quarterly Report
         on Form 10-Q for the
         quarter ended September
         30, 1996).................     I/B/R
 10.30   Contribution, Registration
         Rights and Standstill
         Agreement dated as of
         September 19, 1996 by and
         among the Company,
         Newbridge Latin America,
         L.P. and TPG Partners,
         L.P. (Exhibit 10.2 to the
         Company's Quarterly Report
         on Form 10-Q for the
         quarter ended September
         30, 1996).................     I/B/R
 10.31   Stockholders and Exchange
         Rights Agreement dated as
         of September 19, 1996 by
         and among Mtel Latin
         America, Inc., Mtel
         International, Inc. and
         Newbridge Latin America,
         L.P. (Exhibit 10.3 to the
         Company's Quarterly Report
         on Form 10-Q for the
         quarter ended September
         30, 1996).................     I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
 10.32   Subscription Agreement dated as of September 19, 1996 by
         and between Newbridge Latin America, L.P. and Mtel Puerto
         Rico, Inc. (Exhibit 10.4 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1996)....................................................     I/B/R
 10.33   Stockholders and Exchange Rights Agreement dated as of
         September 19, 1996 by and among Mtel Puerto Rico, Inc.,
         Mtel Latin America, Inc. and Newbridge Latin America,
         L.P. (Exhibit 10.5 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996)......     I/B/R
 10.34*  Employment Agreement dated as of August 1, 1996 by and between the Company and John T. Stupka. (Exhibit 10.6 to
         the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1996)........................     I/B/R
 10.35*  Employment Agreement dated as of August 15, 1996 by and between the Company and Robert Kaiser. (Exhibit 10.7 to
         the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1996)........................     I/B/R
 10.36*  Form of Restricted Stock Agreement under the 1990
         Executive Incentive Plan. (Exhibit 10.8 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1996)......................................     I/B/R
 10.37   Form of Reseller Agreement of SkyTel.....................
 21.1    Subsidiaries of the Company..............................
 23.1    Consent of Arthur Andersen LLP...........................
 27.1    Financial Data Schedule..................................

--------
* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

    None.