Form 10-Q
period 1997-03-31
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1997-05-15
CIK 842915

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 1997
Commission File No. 0-17316


                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


              Delaware                                 64-0518209
    --------------------------------            ------------------------
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

                              YES  X     NO
                                  ----      ----

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                        54,457,855 shares of Common Stock,
                         par value $.01 per share, as of
                                  April 30, 1997

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX



PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets--March 31, 1997 and December 31, 1996.

         Consolidated Statements of Operations--Three Months Ended March 31, 1997 and 1996.

         Consolidated Statements of Cash Flows--Three Months Ended March 31, 1997 and 1996.

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         SIGNATURES
         ----------

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                          CONSOLIDATED BALANCE SHEETS



                                                     March 31,      December 31,
                                                       1997             1996
                                                   -------------   -------------
ASSETS:

CURRENT ASSETS
 Cash and cash equivalents                         $  22,153,959   $  25,744,724
 Accounts receivable, net of allowance for losses     56,480,488      64,797,525
 Assets held for sale                                  7,957,073       8,000,000
 Other current assets                                 13,006,774       3,725,376
                                                   -------------   -------------

  TOTAL CURRENT ASSETS                                99,598,294     102,267,625
                                                   -------------   -------------

MESSAGING NETWORKS
 Property and equipment, net                         288,538,474     288,870,518
 Certificates of authority and license cost, net     152,551,807     153,070,879
 Network construction and development costs, net      77,200,152      80,173,364
                                                   -------------   -------------

  TOTAL MESSAGING NETWORKS                           518,290,433     522,114,761
                                                   -------------   -------------

GOODWILL, net                                         83,570,303      83,949,489

INVESTMENT IN UNCONSOLIDATED INTERNATIONAL
 VENTURES                                             22,802,985      29,641,441

OTHER ASSETS
 Securities restricted for debt service               24,250,821      32,546,458
 Other                                                31,654,151      32,740,100
                                                   -------------   -------------

  TOTAL OTHER ASSETS                                  55,904,972      65,286,558
                                                   -------------   -------------

                                                   $ 780,166,987   $ 803,259,874
                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
 Current maturities of long-term debt              $      28,653   $      31,263
 Accounts payable and accrued liabilities             85,207,013      78,351,642
                                                   -------------   -------------

  TOTAL CURRENT LIABILITIES                           85,235,666      78,382,905
                                                   -------------   -------------

LONG-TERM DEBT                                       397,342,713     402,491,222

MINORITY INTEREST                                     21,700,568      20,990,363

STOCKHOLDERS' INVESTMENT
 Preferred Stock, par value $.01 per share;
    25,000,000 shares authorized;  3,750,000
    shares of $2.25 Cumulative Convertible
    Exchangeable Preferred Stock outstanding
    in 1997 and 1996; 57,500 shares of 7.5%
    Cumulative Convertible Accruing PIK Preferred
    Stock outstanding in 1997 and 1996                    38,075          38,075
 Common stock, par value $.01 per share;
    75,000,000 shares authorized; shares issued:
    54,457,855 in 1997 and 54,404,188 in 1996            544,579         544,042
 Additional paid-in capital                          618,474,194     618,212,220
 Accumulated deficit                                (341,497,459)   (316,800,646)
 Cumulative translation adjustment                    (1,671,349)       (598,307)
                                                   -------------   -------------

    TOTAL STOCKHOLDERS' INVESTMENT                   275,888,040     301,395,384
                                                   -------------   -------------

                                                   $ 780,166,987   $ 803,259,874
                                                   =============   =============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended
                                                    March 31,
                                          -----------------------------

                                               1997            1996
                                          -------------   -------------
Revenues                                  $  94,621,666   $  80,584,096

Expenses:
 Operating                                   30,683,986      28,881,557
 Selling, general and administrative         54,040,138      56,087,543
 Depreciation and amortization               20,586,724      21,751,243
                                          -------------   -------------

                                            105,310,848     106,720,343
                                          -------------   -------------

Operating income (loss)                     (10,689,182)    (26,136,247)

Interest income                               1,173,177       1,436,310
Interest expense                            (15,598,202)     (9,989,762)
Gain on sale of assets                        7,158,559       6,649,408
Other income (loss)                          (2,176,945)         30,148
                                          -------------   -------------

Income (loss) before income taxes
and equity income (losses)                  (20,132,593)    (28,010,143)

Provision for income taxes                    1,234,917         620,823
Equity in income (losses) from
 investments                                    (69,134)         57,208
                                          -------------   -------------


Net income (loss)                          ($21,436,644)   ($28,573,758)

Preferred dividend requirement                3,260,176       2,109,375
                                          -------------   -------------

Net income (loss) available to common
 stockholders                              ($24,696,820)   ($30,683,133)
                                          =============   =============

Net income (loss) per common share               ($0.45)         ($0.57)
                                          =============   =============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                        Three Months Ended
                                                             March 31,
                                                    -----------------------------
                                                        1997             1996
                                                    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  ($21,436,644)   ($28,573,758)
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     20,586,724      21,751,243
    Provision for losses on accounts receivable and
      inventory                                        6,676,749       4,453,909
    Amortization of debt issuance costs                  590,495         560,041
    Foreign currency transaction (gain)                 (284,212)        (23,907)
    (Gain) on sale of assets                          (7,158,559)     (6,649,408)
    Income (losses) attributable to minority
      interests                                        2,461,157          (6,241)
    Equity in (income) losses from investments            69,134         (57,208)
  Change in assets and liabilities:
    (Increase) in accounts receivable                 (2,186,417)    (15,124,686)
    Decrease in assets held for sale                      42,927               -
    (Increase) in other current assets                  (985,761)    (11,144,309)
    Increase in accounts payable and accrued
      liabilities                                      4,403,608      31,805,206
                                                   -------------   -------------
 Net Cash Provided By (Used In) Operating
  Activities                                           2,779,201      (3,009,118)
                                                   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                         19,652,569       8,981,877
 Capital expenditures, net                           (18,379,357)    (41,087,146)
 (Increase) in investment in unconsolidated
  international ventures                                (603,472)     (2,106,733)
 (Increase) decrease in other assets                     (41,730)      6,744,499
                                                   -------------   -------------
 Net Cash Provided By (Used In) Investing
  Activities                                             628,010     (27,467,503)
                                                   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings                            -      30,000,000
 Principal payments on long-term debt                 (5,151,119)       (133,447)
 Payment of dividends on preferred stock              (2,109,375)     (2,109,375)
 Sale of stock and exercise of options                   262,518         171,541
                                                   -------------   -------------
 Net Cash Provided By (Used In) Financing
  Activities                                          (6,997,976)     27,928,719
                                                   -------------   -------------

    Net (decrease) in cash and cash equivalents       (3,590,765)     (2,547,902)

    Cash and cash equivalents - beginning of period   25,744,724       9,612,734
                                                    ------------   -------------

    Cash and cash equivalents - end of period        $22,153,959   $   7,064,832
                                                   =============   =============


                See notes to consolidated financial statements.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    Mobile Telecommunication Technologies Corp. ("Mtel" or the "Company") is a leading provider of nationwide messaging services in the United States. Mtel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrowband personal communication services ("PCS") network and international one-way messaging operations. Mtel's wholly-owned subsidiary, SkyTel Corp. ("SkyTel"), operates a one-way nationwide messaging system whereby subscribers can be reached in thousands of towns and cities in the United States by means of two dedicated 931 MHz frequencies licensed by the Federal Communications Commission ("FCC"), a ground-based transmitter system, leased satellite facilities and proprietary network software.

    In September 1995, the Company launched commercial operation of the first nationwide wireless messaging network in the United States that utilizes frequency licensed by the FCC for narrowband PCS. This network enables subscribers to send and receive messages without the need to know the location of the sender or receiver at the time of transmission, and utilizes a proprietary system architecture designed and developed by Mtel.

    Mtel, through its 100%-owned subsidiary Mtel International, Inc. ("Mtel International"), operates or has investments in entities that operate one-way wireless messaging systems in various countries, primarily in the Latin America region. Mtel also provides its subscribers with access to an international messaging network that utilizes Mtel's proprietary technology and interconnects the systems operated by Mtel International and its joint ventures with systems in the United States, Canada, Singapore and other countries.

    For the first quarter of 1997, one-way messaging operations, the Company's principal operating segment, reported revenues of $82.2 million, operating income of $21.2 million and net income of $19.9 million. Advanced messaging operations reported revenues of $3.0 million, an operating loss of $26.9 million and a net loss of $40.4 million for the first quarter of 1997. Mtel's international operations reported revenues of $6.7 million, an operating loss of $5.0 million and a net loss of $1.2 million for the quarter ended March 31, 1997. For purposes of reporting operating income (loss) for the Company's business segments, certain indirect operating and selling, general and administrative costs are allocated among the business segments based on various financial and operational allocation factors which reflect prorata usage of services.

    See Note 2 of Notes to Consolidated Financial Statements in Mtel's Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of certain risks and uncertainties involving the Company's ability to generate future positive operating cash flows and operating income.

2.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Mtel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    The Company's consolidated financial statements for the three months ended March 31, 1997 and 1996 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. The results for the period are not necessarily indicative of the results for the year ending December 31, 1997.

3.  EARNINGS (LOSS) PER SHARE

    Loss per share for the first quarter of 1997 and 1996 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period with no effect given to common stock equivalents arising from stock options, convertible subordinated debt and convertible preferred stock because such effect would be antidilutive. The weighted average number of shares of common stock outstanding in the first quarter of 1997 and 1996 was 54,444,728 and 54,146,216, respectively.

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

5.  AMENDMENT TO BANK CREDIT FACILITY

    In December 1995, SkyTel established a $250.0 million secured revolving credit facility with a syndicate of financial institutions. As part of the bank credit facility, SkyTel is also provided with access to letters of credit in an amount up to $20.0 million. Borrowings under the credit facility may be used for capital expenditures, working capital and other general corporate purposes.

    On March 27, 1997, SkyTel and the bank group completed an amendment to the bank credit facility designed to align certain financial and operational covenants contained in the bank loan agreement to the Company's business plan. The bank credit facility, as amended in March 1997, limits the amount of borrowings available thereunder to $175 million, increasing to $190 million upon receipt of confirmation by the bank group that the Company is in compliance with all covenants as of June 30, 1997, and increasing to $200 million upon receipt
of confirmation of such compliance as of September 30, 1997.   Additional
availability thereafter will be subject to the approval of the Company's 1998 business plan by the banks holding at least 66 2/3% of the total outstanding borrowings under this facility. The Company's borrowing availability will remain at $200 million until December 31, 1998 at which time borrowing availability will decrease to $175 million if the bank group has not approved additional availability in accordance with the preceding sentence.

    Borrowings under the bank credit facility, as amended in March 1997, bear interest at the option of SkyTel at (i) the alternate base rate (as defined in the credit facility) plus 2% or (ii) the London Interbank Offering Rate ("LIBOR") plus 3% through December 31, 1997. Borrowings thereafter bear interest at the option of SkyTel at the alternate base rate plus an additional margin of 1% to 2% or the LIBOR plus an additional margin of 2% to 3%, in each case with the applicable margin being based upon the ratio of the Company's consolidated total debt to the annualized cash flows of SkyTel for the two preceding quarters.

6.  SALE OF BRAZILIAN OPERATIONS

    On February 5, 1997, Mtel Latin America, Inc. ("Mtel Latam"), the holding company for the Company's Latin American operations and investments, completed the sale of its 19% equity interest in a

Brazilian paging operation for a purchase price of $14.3 million. Mtel Latam received $7.15 million of the proceeds, less certain taxes, fees and expenses, in February 1997 and the remaining $7.15 million, plus interest at a rate of 12% per annum, is due on or before February 5, 1998. Mtel Latam has received a bank letter of credit securing the $7.15 million payment due February 5, 1998. Mtel recorded a gain on the sale of its equity interest in the Brazilian paging operation of approximately $7.4 million in the first quarter of 1997.

7.  SHAREHOLDER LITIGATION

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

8.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest paid by Mtel was $6,058,000 and $1,359,000 during the three months ended March 31, 1997 and 1996, respectively. No federal income taxes were paid during these periods.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the consolidated financial condition and results of operations of Mtel for the quarters ended March 31, 1997 and 1996 and certain factors that will affect Mtel's financial condition. See Note 2 of Notes to Consolidated Financial Statements in Mtel's Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of certain risks and uncertainties involving the Company's ability to generate future positive operating cash flows and operating income.

    Certain statements set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pressures, the timing and techniques used in marketing by third-party distributors and the market acceptance of certain services.

RESULTS OF OPERATIONS

    REVENUES

    Revenues on a consolidated basis increased 17% in the first three months of 1997 as compared to the first three months of 1996, primarily due to the 14% increase in one-way messaging revenues in the first three months of 1997 as compared to the first three months of 1996. As of March 31, 1997, Mtel had 1,106,200 one-way messaging units in service, an increase of 14% over the 967,700 one-way messaging units in service as of March 31, 1996. In addition, Mtel had 36,700 advanced messaging units in service as of March 31, 1997, an increase of 75% over the 21,000 advanced messaging units in service as of March

31, 1996. Average revenue per one-way unit in service decreased slightly in the first quarter of 1997 ($25.03) as compared to the first quarter of 1996 ($25.87); however, average revenue per one-way unit in service increased in the first quarter of 1997 ($25.03) as compared to the fourth quarter of 1996 ($24.44). Average revenue per one-way messaging unit was favorably impacted by the product mix of units placed in service through SkyTel's direct distribution channel which generated higher average revenue per unit than other distribution channels and constituted a significant portion of net unit additions in the first quarter of 1997.

    Net unit additions in the first quarter of 1997 continued to be adversely impacted by disconnect rates in the reseller channel, including MCI Telecommunications Corp. ("MCI"). The Company restructured its distribution arrangement with MCI in the fourth quarter of 1996 and entered into new agreements with certain other major resellers in the first quarter of 1997. The Company believes that the revised terms of these reseller arrangements, which provide for separate charges for airtime and the unbundling of certain support services that were previously included as components of the reseller product offering, together with the availability of new product offerings on the narrowband PCS network in the second quarter of 1997, will result in increased net unit additions from this distribution channel in 1997.

    In 1997, the Company intends to emphasize the distribution of an advanced text messaging service that utilizes the narrowband PCS network which is marketed under the name SkyWord Plus(TM) and which became commercially available in April 1997. The Company also intends to continue to market two-way interactive messaging and fixed location services in 1997, on the narrowband PCS network, although the Company's efforts relating to fixed location services are expected to be primarily developmental during 1997. The narrowband PCS network provides the Company with significantly increased network capacity due to higher transmission speed and spectrum reuse. If the Company is successful in utilizing this increased capacity, the Company believes that it should achieve improved cash flow from operations on an incremental basis at such time as the Company places a sufficient number of advanced messaging units in service to cover the fixed costs of the narrowband PCS network and operating costs decline as a percentage of revenues. The ability of the Company to achieve adequate levels of net unit additions will depend upon the success of the direct, reseller and other distribution channels, the commercial acceptability of the advanced messaging services that will be available on the narrowband PCS network and the competitive environment, including pricing, for such services.

    Mtel's consolidated revenues include revenues recorded by the Company's operations in Argentina, Colombia, Uruguay and Hong Kong, as well as its operations in Puerto Rico which commenced commercial operation in the fourth quarter of 1996 and its operations in Costa Rica which commenced commercial operation in the first quarter of 1997. During the first three months of 1997, revenues recorded by the Company's consolidated international operations provided approximately 7% of Mtel's revenues as compared to 5% in the first quarter of 1996.

    During the first three months of 1997, one-way messaging operations provided approximately 87% of Mtel's revenues as compared to 90% in the first three months of 1996. Advanced messaging operations provided approximately 3% of consolidated revenues during the first quarter of 1997 as compared to approximately 2% in the first three months of 1996. Other Mtel operations provided approximately 3% of revenues in both the first three months of 1997 and the first three months of 1996.

    EXPENSES

    Expenses include operating, selling, general and administrative, and depreciation and amortization.

    Operating expenses primarily consist of salaries, telephone costs and transmitter and receiver site rentals associated with the Company's one-way and advanced messaging operations in the United States and one-way international messaging operations, as well as expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 6% in the first three months of 1997 as compared to the first three months of 1996. This increase primarily reflects operating expenses attributable to the narrowband PCS network, which because of system design and functionality has significantly higher fixed operating costs than the Company's one-way operations, the inclusion of operating expenses related to the Company's international operations and increased telephone and system costs associated with the increasing one-way messaging subscriber base in the United States. As a percentage of consolidated revenues, operating expenses decreased to 32% in the first three months of 1997 as compared to 36% in the first three months of 1996. Mtel expects to continue to incur increased operating expenses during 1997 and future periods, primarily as a result of an increase in the number of units in service on its one-way and narrowband PCS networks in the United States and the expansion of coverage of the narrowband PCS network.

    Selling, general and administrative expenses include marketing and advertising costs related to domestic and international messaging operations, personnel costs associated with SkyTel's direct sales and marketing staff, costs associated with customer support operations in the United States and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses decreased 4% in the first three months of 1997 as compared to the first three months of 1996. This decrease primarily reflects reduced selling expenses in the first quarter of 1997 which the Company anticipates will increase in the second quarter of 1997 as a result of the introduction of the advanced text messaging services. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 57% in the first three months of 1997 as compared to 70% in the first three months of 1996. In 1997, selling, general and administrative expenses on a consolidated basis are expected to increase as a result of the Company's plans to expand its direct sales force in the United States and additional marketing expenses which the Company expects to incur in connection with the promotion of advanced messaging products on its narrowband PCS network.

    Depreciation and amortization on a consolidated basis decreased 5% in the first three months of 1997 as compared to the first three months of 1996, primarily due to the write-down of the book value of paging equipment, the cessation of the Company's international operations in Europe and the Company's decision to restructure or divest its operations and investments in the Asia Pacific region, which resulted in an impairment loss that was recorded in the fourth quarter of 1996. As a percentage of revenues, depreciation and amortization expenses on a consolidated basis decreased to 22% in the first three months of 1997 as compared to 27% in the first three months of 1996. The Company expects depreciation and amortization expenses to increase during 1997, primarily as a result of the expansion of coverage of the narrowband PCS network and the purchase of pagers and advanced messaging units to support the projected increase in the Company's subscriber base.

    OPERATING INCOME (LOSS)

    Mtel reported a consolidated operating loss of approximately $10.7 million for the first three months of 1997 as compared to an operating loss of approximately $26.1 million for the first three months of 1996. For the three-month period ended March 31, 1997, one-way messaging operations recorded operating income of $21.2 million, which was offset by an operating loss of $26.9 million from advanced messaging operations and an operating loss of $5.0 million from international operations.

    The Company expects to report operating losses on a consolidated basis in 1997 and 1998 as a result of continuing operating losses related to its advanced messaging operations in the United States and international messaging operations. However, the Company expects its one-way messaging business in the United States to continue to report operating income in 1997 and future periods as a result of continued growth in profitable units in service, although the level of growth will be dependent on the success of its direct, reseller and other distribution channels, the competitive environment, including pricing, for messaging services and the extent to which subscribers for the Company's one-way messaging services elect to use the advanced messaging services available on the Company's narrowband PCS network.

    INTEREST EXPENSE AND INTEREST INCOME

    Interest expense increased 56% in the first three months of 1997 as compared to the first three months of 1996 primarily due to interest accrued on borrowings made in 1996 under the Company's bank credit facility and the incurrence of approximately $2.9 million of fees in connection with the amendment of the bank credit facility in March 1997 which were recorded as interest expense in the first quarter of 1997. In addition, the increase in interest expense reflects the fact that the Company did not capitalize any interest expense in the first quarter of 1997, although approximately $2.5 million in interest costs were capitalized in the first quarter of 1996.

    Interest income totaled $1.2 million in the first three months of 1997 as compared to $1.4 million in the first three months of 1996. This decrease is primarily attributable to a reduction in the aggregate amount of securities restricted for debt service related to the Senior Notes.

    PROVISION FOR INCOME TAXES

    Mtel recorded a provision for income taxes of $1.2 million and $0.6 million in the first three months of 1997 and 1996, respectively, relating to state and local income taxes. The Company reported net losses for federal income tax purposes during the three month periods ended March 31, 1997 and 1996 and, accordingly, no provision for federal income taxes has been made for such periods.

    PREFERRED STOCK DIVIDENDS

    The Company accrued and paid dividends of approximately $2.1 million in each of the quarters ended March 31, 1997 and 1996 on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock"). In addition, the Company accrued approximately $1.2 million in the first quarter of 1997, which represents dividends accrued on the Company's 7.5% Cumulative Convertible Accruing Pay-in-Kind Preferred Stock (the "PIK Preferred Stock") issued in April and May of 1996. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income, the amount of such dividends is deducted from net income for the purpose of determining net income (loss) per common share.

    NET INCOME (LOSS)

    Mtel recorded a consolidated net loss of approximately $21.4 million in the three month period ended March 31, 1997 which, combined with the effect of the preferred stock dividends, resulted in a consolidated net loss per common share of $0.45 for such period. This compares to a consolidated net loss of approximately $28.6 million, or $0.57 per common share, in the first three months of 1996. The consolidated net loss in the first quarter of 1997 was offset by a gain of approximately $7.4 million from the sale of the Company's 19% equity interest in a joint venture that conducts paging operations in Brazil. The net loss in the first quarter of 1996 was offset by a gain of approximately $6.6 million from the sale of a portion of the Company's investment in American Mobile Satellite Corp. For the first quarter of 1997, the Company's one-way messaging operations recorded net income of $19.9 million, which was offset by a net loss of $40.4 million from advanced messaging operations and a net loss of $1.2 million from international operations. The Company expects to incur a net loss on a consolidated basis in 1997 and 1998 as a result of continuing losses from its advanced messaging and international operations, although one-way messaging operations are expected to generate net income during these periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company invested $6.3 million in the first quarter of 1997 to procure messaging units to support its one-way messaging subscriber base and, to a lesser extent, in connection with the expansion of its one-way messaging system. In addition, in the first quarter of 1997, Mtel incurred capital expenditures of $9.3 million for infrastructure equipment, development and construction costs and messaging units related to the advanced messaging network. Capital expenditures in the first quarter of 1997 were funded with cash generated from one-way messaging operations and proceeds from the sale of certain non-strategic assets.

          On March 27, 1997, SkyTel and the bank group completed an amendment to its bank credit facility. The bank credit facility, as amended, limits the amount of borrowings available thereunder to $175 million, increasing to $190 million upon receipt of confirmation by the bank group that the Company is in compliance with all covenants as of June 30, 1997, and increasing to $200 million upon receipt of confirmation of such compliance as of September 30, 1997. Additional availability thereafter will be subject to the approval of the Company's 1998 business plan by the banks holding at least 66 2/3% of the total outstanding borrowings under this facility. The Company's borrowing availability will remain at $200 million until December 31, 1998 at which time borrowing availability will decrease to $175 million if the bank group has not approved additional availability in accordance with the preceding sentence.

    Borrowings under the bank credit facility, as amended in March 1997, bear interest at the option of SkyTel at (i) the alternate base rate (as defined in the credit facility) plus 2% or (ii) the London Interbank Offering Rate ("LIBOR") plus 3% through December 31, 1997. Borrowings thereafter bear interest at the option of SkyTel at the alternate base rate plus an additional margin of 1% to 2% or the LIBOR plus an additional margin of 2% to 3%, in each case with the applicable margin being based upon the ratio of the Company's consolidated total debt to the annualized cash flows of SkyTel for the two preceding quarters.

    The March 1997 amendment to the bank credit facility also amended certain financial and operating covenants contained in the original bank loan agreement to align these covenants with the Company's 1997 business plan which was approved by the bank group. In addition, the March 1997 amendment requires the Company to comply with a ratio of total sources of funds on a consolidated basis (which is defined as the sum of consolidated cashflows, unrestricted cash and cash equivalents, unused availability under the bank credit facility, any net reduction in consolidated net working capital and the net cash proceeds received from permitted asset sales or the issuance of equity securities or subordinated debt permitted under the bank loan agreement) to total uses of funds on a consolidated basis (which is defined as the sum of consolidated capital expenditures, interest expense, net principal repayments, cash taxes actually paid and any other cash expense) on a quarterly basis commencing with the quarter ending March 31, 1997. If the Company fails to comply with this covenant for any quarterly period, the Company will have the opportunity to correct such failure by consummating certain sales of non-strategic assets or capital markets transactions within 90 days following the end of such period.

    During the first quarter of 1997, SkyTel repaid $5.0 million of outstanding borrowings under its bank credit facility, resulting in a balance of $130.5 million in borrowings outstanding under the bank credit facility as of March 31, 1997. Letters of credit in the amount of $13.0 million had been issued under the credit facility as of March 31, 1997, and the credit available under the facility has been reduced by a corresponding amount. As of March 31, 1997, the Company had borrowing availability under the bank credit facility of approximately $31.5 million.

    On February 5, 1997, Mtel Latin America, Inc. ("Mtel Latam"), the holding company for the Company's Latin American operations and investments, completed the sale of its 19% equity interest in a Brazilian paging operation for a purchase price of $14.3 million. Mtel Latam received $7.15 million of the proceeds, less fees and expenses, in February 1997 and the remaining $7.15 million plus interest, at a rate of 12% per annum, is due on or before February 5, 1998. Mtel Latam has received a bank letter of credit securing the $7.15 million payment due February 5, 1998. Mtel Latam recorded a gain on the sale of its equity interest in the Brazilian paging operation of approximately $7.4 million in the first quarter of 1997. Proceeds from the sale will be used for Mtel Latam's working capital requirements and possible future acquisitions in Latin America, including possible acquisitions in Brazil.

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

    On February 20, 1997, a civil complaint was filed in the United States District Court for the District of Columbia. Kris Lindblom and Jack Fefer v. Mobile Telecommunication Technologies Corporation, SkyTel Corporation, J. Robert Fugate, Leonard G. Kriss, M. Bernard Puckett, Thomas G. Barksdale, Calvin C. LaRoche, Jai Bhagat and John N. Palmer, Civil Action No. 1:97CV00337. The Complaint has two counts, one alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), against all defendants, and one alleging violations of Section 20(a) of the Exchange Act against the Company and defendants Palmer and Puckett. The plaintiffs seek unspecified damages and to certify the case as a class action. The Company intends to vigorously defend the case.

    Except as set forth above and except for certain proceedings involving the narrowband PCS license awarded to the Company by the Federal Communications Commission in July 1994 pursuant to a Pioneer's Preference which is described in "Item 1. Business - Advanced Messaging - PCS Licenses" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, there are no material legal or regulatory proceedings involving the Company except license applications and renewals and other regulatory proceedings incident to the Company's business.

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

            None.

        (b) Reports on Form 8-K

            None.

                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MOBILE TELECOMMUNICATION
                                TECHNOLOGIES CORP.

Dated:  May 14, 1997            By  /s/ John T. Stupka
                                  -------------------------------------------
                                 John T. Stupka
                                 President and Chief Executive Officer



Dated:  May 14, 1997            By  /s/ Robert Kaiser
                                  --------------------------------------------
                                 Robert Kaiser
                                 Senior Vice President - Finance and
                                 Chief Financial Officer