Form 10-Q
period 1997-06-30
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1997-08-14
CIK 842915

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington,  D.C.  20549

                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 1997
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


                      54,567,751 shares of Common Stock,
                        par value $.01 per share, as of
                                August 1, 1997

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- June 30, 1997 and December 31, 1996.

         Consolidated Statements of Operations -- Six Months Ended June 30, 1997 and 1996, and Three Months Ended June 30, 1997 and 1996.

         Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1997 and 1996, and Three Months Ended June 30, 1997 and 1996.

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         SIGNATURES
         ----------

                   MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                          June 30,      December 31,
                                                                            1997            1996
                                                                       -------------   -------------
ASSETS:

CURRENT ASSETS
     Cash and cash equivalents                                         $  17,971,586   $  25,744,724
     Accounts receivable, net of allowances for losses                    47,335,210      64,797,525
     Assets held for sale                                                  7,693,927       8,000,000
     Other current assets                                                  5,438,810       3,725,376
                                                                       -------------   -------------
        TOTAL CURRENT ASSETS                                              78,439,533     102,267,625
                                                                       -------------   -------------

MESSAGING NETWORKS
     Property and equipment, net                                         294,740,686     288,870,518
     Certificates of authority and license cost, net                     151,484,510     153,070,879
     Network construction and development costs, net                      74,580,181      80,173,364
                                                                       -------------   -------------
        TOTAL MESSAGING NETWORKS                                         520,805,377     522,114,761
                                                                       -------------   -------------

GOODWILL, net                                                            107,418,819      83,949,489

INVESTMENT IN UNCONSOLIDATED INTERNATIONAL VENTURES                       20,122,531      29,641,441

OTHER ASSETS
     Securities restricted for debt service                               15,849,354      32,546,458
     Other                                                                27,999,704      32,740,100
                                                                       -------------   -------------
        TOTAL OTHER ASSETS                                                43,849,058      65,286,558
                                                                       -------------   -------------
                                                                       $ 770,635,318   $ 803,259,874
                                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
     Current maturities of long-term debt                              $   1,025,885   $      31,263
     Accounts payable and accrued liabilities                             88,280,986      78,351,642
                                                                       -------------   -------------
        TOTAL CURRENT LIABILITIES                                         89,306,871      78,382,905
                                                                       -------------   -------------
LONG-TERM DEBT                                                           403,981,795     402,491,222

MINORITY INTEREST                                                         28,745,049      20,990,363

STOCKHOLDERS' INVESTMENT
     Preferred Stock, par value $.01 per share; 25,000,000 shares authorized; 3,750,000 shares of $2.25 Cumulative Convertible
        Exchangeable Preferred Stock outstanding in 1997 and 1996;
        57,500 shares of 7.5% Cumulative Convertible Accruing PIK
        Preferred Stock outstanding in 1997 and 1996                          38,075          38,075

     Common Stock, par value $.01 per share; 100,000,000 shares
        authorized; shares outstanding: 54,478,751 in                        544,788         544,042
        1997 and 54,404,188 in 1996

     Additional paid-in-capital                                          618,678,246     618,212,220
     Accumulated deficit                                                (368,045,142)   (316,800,646)
     Cumulative translation adjustment                                    (2,614,364)       (598,307)
                                                                       -------------   -------------
TOTAL STOCKHOLDERS' INVESTMENT                                           248,601,603     301,395,384
                                                                       -------------   -------------
                                                                       $ 770,635,318   $ 803,259,874
                                                                       =============   =============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 Six Months Ended               Three Months Ended
                                          ----------------------------    -----------------------------
                                                     June 30,                        June 30,
                                               1997            1996            1997            1996
                                          -------------   ------------    -------------   -------------
Revenues                                  $ 189,529,744   $ 168,795,795   $  94,908,078   $  88,211,699

Expenses:
   Operating                                 60,611,680      55,847,350      29,927,694      26,965,793
   Selling, general and administrative      108,151,615     112,924,793      54,111,477      56,837,250
   Depreciation and amortization             41,813,182      44,671,494      21,226,458      22,920,251
                                          -------------   ------------    -------------   -------------
                                            210,576,477     213,443,637     105,265,629     106,723,294
                                          -------------   ------------    -------------   -------------
Operating income (loss)                     (21,046,733)    (44,647,842)    (10,357,551)    (18,511,595)

Interest income                               2,409,010       2,882,724       1,235,833       1,446,414
Interest expense                            (28,359,864)    (20,403,375)    (12,761,662)    (10,413,613)
Gain (loss) on sale of assets                 7,837,485       6,188,629         678,926        (460,779)
Other income (expense)                       (2,221,390)         33,872         (44,445)          3,724
                                          -------------   ------------    -------------   -------------
Income (loss) before income taxes
   and equity (losses)                      (41,381,492)    (55,945,992)    (21,248,899)    (27,935,849)

Provision for income taxes                    2,418,869       1,329,286       1,183,952         708,463
Equity in (losses) of investments              (777,857)       (195,344)       (708,723)       (252,552)
                                          -------------   ------------    -------------   -------------

Net income (loss)                          ($44,578,218)   ($57,470,622)   ($23,141,574)   ($28,896,864)

Preferred dividend requirement                6,541,930       5,137,619       3,281,754       3,028,244
                                          -------------    ------------    ------------   -------------
Net income (loss) available to common
 stockholders                              ($51,120,148)   ($62,608,241)   ($26,423,328)   ($31,925,108)
                                          =============    ============    ============   =============
Net income (loss) per common share               ($0.94)         ($1.15)         ($0.49)         ($0.59)
                                          =============    ============    ============   =============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Six Months Ended               Three Months Ended
                                          ----------------------------    -----------------------------
                                                     June 30,                        June 30,
                                               1997            1996            1997            1996
                                          -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        ($44,578,218)   ($57,470,622)   ($23,141,574)   ($28,896,864)
     Adjustments to reconcile net
      income (loss) to net cash
      provided by (used in) operating
      activities:
       Depreciation and amortization         41,813,182      44,671,494      21,226,458      22,920,251
       Provision for losses on accounts
        receivable                           11,125,658       9,088,508       4,448,909       4,634,599
       Amortization of debt issuance
        costs                                 1,192,318       1,000,567         601,823         440,526
       Foreign currency transaction
        (gain) loss                            (185,240)        (20,176)         98,972           3,731
       (Gain) loss on sale of assets         (7,837,485)     (6,188,629)       (678,926)        460,779
       Income (losses) attributable to
        minority interests                    2,343,422         (13,696)       (117,735)         (7,455)
       Equity in losses from investments        777,857         195,344         708,723         252,552
     Change in assets and liabilities:
        (Increase) decrease in accounts
         receivable                           8,069,946     (34,700,118)     10,256,363     (19,575,432)
        Decrease in assets held for sale        306,073               -         263,146               -
        (Increase) decrease in other
         current assets                      15,210,984        (161,204)     16,196,745      10,983,105
        (Decrease) in accounts payable
        and accrued liabilities              (4,017,901)     (2,658,366)     (8,421,509)    (34,463,572)
                                          -------------   -------------   -------------   -------------
Net Cash Provided By (Used In)
 Operating Activities                        24,220,596     (46,256,898)     21,441,395     (43,247,780)
                                          -------------   -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets              33,553,627      13,764,044      13,901,058       4,782,167
  Capital expenditures, net                 (41,074,988)    (69,184,015)    (22,695,631)    (28,096,869)
  (Increase) in investment in
   unconsolidated international ventures     (1,016,220)     (6,795,161)       (412,748)     (4,688,428)
  Acquisition of Argentinean paging
   company                                  (16,000,000)              -     (16,000,000)              -
  Decrease in other assets                    1,810,619      11,744,377       1,852,349       4,999,878
                                          -------------   -------------   -------------   -------------
Net Cash (Used In) Investing Activities     (22,726,962)    (50,470,755)    (23,354,972)    (23,003,252)
                                          -------------   -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                  -      45,000,000               -      15,000,000
  Principal payments on long-term debt       (5,514,805)       (624,985)       (363,686)       (491,538)
  Payment of dividends on preferred
   stock                                     (4,218,750)     (4,218,750)     (2,109,375)     (2,109,375)
  Sale of stock and exercise of options         466,783      58,150,364         204,265      57,978,823
                                          -------------   -------------   -------------   -------------
Net Cash Provided By (Used In)
 Financing Activities                        (9,266,772)     98,306,629      (2,268,796)     70,377,910
                                          -------------   -------------   -------------   -------------

  Net increase (decrease) in cash and
   cash equivalents                          (7,773,138)      1,578,976      (4,182,373)      4,126,878
  Cash and cash equivalents-beginning
   of period                                 25,744,724       9,612,734      22,153,959       7,064,832
                                          -------------   -------------   -------------   -------------
  Cash and cash equivalents-end of
   period                                 $  17,971,586   $  11,191,710   $  17,971,586   $  11,191,710
                                          =============   =============   =============   =============

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

       Mtel, through its subsidiaries and joint ventures, operates one-way wireless messaging systems in various countries outside the United States, primarily in the Latin America region. Mtel also provides its subscribers with access to an international messaging network that utilizes Mtel's proprietary technology and interconnects the systems operated by its subsidiaries and joint ventures with systems in the United States, Canada, Singapore and other countries.

       For the second quarter of 1997, one-way messaging operations, the Company's principal operating segment, reported revenues of $82.8 million, operating income of $21.7 million and net income of $20.8 million. Advanced messaging operations reported revenues of $4.0 million, an operating loss of $26.6 million and a net loss of $37.3 million for the second quarter of 1997. Mtel's international operations reported revenues of $7.0 million, an operating loss of $4.9 million and a net loss of $6.5 million for the quarter ended June 30, 1997. For purposes of reporting operating income (loss) for the Company's business segments, certain indirect operating and selling, general and administrative expenses are allocated among the business segments based on various financial and operational factors which reflect usage of services.

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

       The Company's consolidated financial statements for the three and six month periods ending June 30, 1997 and 1996 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. The results for these periods are not necessarily indicative of the results for the year ending December 31, 1997.


3.     EARNINGS (LOSS) PER SHARE

       Loss per share for the three and six month periods ending June 30, 1997 and 1996 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period with no effect given to common stock equivalents arising from stock options, convertible subordinated debt and convertible preferred stock because such effect would be antidilutive. The weighted average number of shares of common stock outstanding in the second quarter of 1997 and the first six months of 1997 was 54,473,783 and 54,459,398, respectively. The weighted average number of shares of common stock outstanding in the second quarter of 1996 and the first six months of 1996 was 54,304,107 and 54,226,860, respectively.


4.     ACQUISITION OF ARGENTINA PAGING COMPANY

       On June 27, 1997, Mtel Latin America, Inc. ("Mtel Latam"), the holding company for the Company's Latin American operations and investments which is 80% owned by Mtel International Inc., purchased 100% of the outstanding shares of RadioMensaje S.A.C., a paging company in Argentina ("RadioMensaje"), for an aggregate purchase price (in U.S. dollars) of $32.0 million, consisting of $16.0 million in cash and $16.0 million in debt securities. Approximately $8.0 million principal amount of debt securities was issued by Mtel Latam. These notes bear interest at a rate of 10% per annum during the first three months, increasing 1/2 of 1% per annum each month thereafter until maturity on June 27, 1998. The remaining $8.0 million principal amount of debt securities was issued by Mtel Argentina S.A., a wholly-owned subsidiary of Mtel Latam. These notes bear interest at a rate of 8% per annum and are payable in semi-annual installments of principal and interest on each December 30 and June 30 commencing December 30, 1997 and continuing through June 30, 2001. The cash portion of the purchase price was funded directly by Mtel Latam, independent of Mtel.


5.     SALE OF TELEPHONE ANSWERING SERVICE OPERATIONS

       On April 22, 1997, the Company completed the sale of its American Communications Exchange ("ACX") telephone answering service operations effective as of March 31, 1997 for approximately $4.2 million. As a result, the consolidated results of the Company for the second quarter of 1997 do not include any income or expenses related to these operations. Proceeds from the sale equaled the net book value of these operations, therefore, no gain or loss was recorded on the transaction. The Company had previously determined that ACX was a non-strategic business.


6.     STOCKHOLDER LITIGATION

       On February 20, 1997, litigation was filed in the United States District Court for the District of Columbia against the Company, its wholly-owned subsidiary SkyTel, and seven current and former officers and directors. The complaint alleges certain violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the period January 19, 1995 through February 22, 1996. The plaintiffs are seeking unspecified damages and to have the case certified as a class action. The defendants have filed motions to dismiss the complaint and intend to vigorously defend in this litigation.

7.     PIONEER'S PREFERENCE

       The Company's initial nationwide narrowband PCS license was granted by the FCC pursuant to a Pioneer's Preference and such grant was conditioned by the FCC upon the payment by Mtel of a license fee in the amount of approximately $33.0 million. See Note 4 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The FCC's payment condition was, however, reversed and remanded to the FCC by the United States Court of Appeals for the District of Columbia Circuit. In June 1997, the FCC commenced the remand proceeding pursuant to the order of the United States Court of Appeals for the District of Columbia Circuit to consider the issue of Mtel's reliance upon earlier determinations by the FCC that Mtel would not be required to pay for the Pioneer's Preference license. The Company's filings with the FCC also raised the issue of whether the FCC's action of imposing a payment condition was consistent with other contemporaneous licensing decisions and the legality of the FCC's use of its authority under
Section 4(i) of the Communication Act of 1934, as amended, to charge auction-based fees for the Pioneer's Preference license. Payment for the license will not be required to be made unless and until this litigation is definitively resolved adversely to Mtel. The narrowband PCS network does not currently operate on the frequency covered by this license.


8.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Interest paid by Mtel was $26.8 million and $20.5 million during the six months ended June 30, 1997 and 1996, respectively, and was $20.7 million and $19.2 million during the three months ended June 30, 1997 and 1996, respectively. No federal income taxes were paid during these periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

       The following is a discussion of the consolidated financial condition and results of operations of Mtel for the three and six month periods ended June 30, 1997 and 1996 and certain factors that will affect Mtel's financial condition. See Note 2 of Notes to Consolidated Financial Statements in Mtel's Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of certain risks and uncertainties involving the Company's ability to generate future positive operating cash flows and operating income.

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


RESULTS OF OPERATIONS

       REVENUES

       Revenues on a consolidated basis increased 12% in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 primarily due to the 9% increase in one-way messaging revenues. Revenues from advanced messaging operations increased 66% and international revenues increased 55% in the first half of 1997 as compared to the first half of 1996. Revenues on a consolidated basis increased 8% in the second quarter of 1997 as compared to the second quarter of 1996, primarily due to the 5% increase in one-way messaging revenues in the second quarter of 1997. As of June 30, 1997, the Company had 1,124,500 one-way messaging units in service in the United States, an increase of 8% over the 1,037,500 one-way messaging units in service as of June 30, 1996. In addition, Mtel had 68,600 advanced messaging units in service as of June 30, 1997, an increase of 185% over the 24,100 advanced messaging units in service as of June 30, 1996.

       Average revenue per one-way unit in service decreased approximately 6% in the second quarter of 1997 ($24.74) as compared to the second quarter of 1996 ($26.43) and decreased slightly in the second quarter of 1997 ($24.74) as compared to the first quarter of 1997 ($25.03). These decreases are primarily due to the product mix of units placed in service through SkyTel's distribution channels. The Company expects to continue to experience a slight decline in average revenue per one-way messaging unit in service in the future.

       Net unit additions in the second quarter of 1997 continued to be adversely impacted by disconnect rates in the reseller distribution channel. However, total net unit additions placed in service by the reseller channel were positive in the second quarter of 1997 for the first time in five quarters. The Company believes that the availability of new product offerings on the narrowband PCS network, including SkyWord Plus(TM) service that was introduced at the end of April 1997, will result in increased net unit additions from the reseller distribution channel in the second half of 1997, although this will be dependent in part on the marketing efforts of resellers and the commercial acceptability of these new product offerings.

       During the second half of 1997, the Company will emphasize the distribution of SkyWord Plus as well as two-way interactive messaging services. The Company will also continue to market fixed location services on the narrowband PCS network in 1997, although the Company's efforts relating to fixed location services are expected to be primarily developmental during 1997. The ability of the Company to achieve adequate levels of net unit additions on the narrowband PCS network will depend upon the success of the direct, reseller and other distribution channels, the commercial acceptability of the advanced messaging services and the competitive environment, including pricing, for such services.

       Mtel's consolidated revenues include revenues recorded by the Company's international operations in Argentina, Colombia, Uruguay, Hong Kong, Puerto Rico and Costa Rica. During the first half of 1997, revenues recorded by the Company's consolidated international operations provided approximately 7% of Mtel's revenues as compared to 5% in the first half of 1996. On July 25, 1997, the Company completed the sale of its operations in Hong Kong. Revenues from the Hong Kong operations were not material to the consolidated revenues of the Company.

       During the first half of 1997, one-way messaging operations provided approximately 87% of Mtel's revenues as compared to 90% in the first half of 1996. Advanced messaging operations provided approximately 4% of consolidated revenues during the first half of 1997 as compared to 2% in the first half of 1996. Other Mtel operations provided approximately 2% of revenues in the first half of 1997 as compared to 3% in the first half of 1996.


       EXPENSES

       Expenses include operating, selling, general and administrative, and depreciation and amortization.

       Operating expenses primarily consist of salaries, telephone costs and transmitter and receiver site rentals associated with the Company's one-way and advanced messaging operations in the United States and one-way international messaging operations, as well as expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 9% in the first six months of 1997 as compared to the first six months of 1996 and increased 11% in the second quarter of 1997 as compared to the second quarter of 1996. This increase primarily reflects operating expenses attributable to the narrowband PCS network, which because of system design and functionality has significantly higher fixed operating expenses than the Company's one-way operations, and increased telephone and system costs associated with the increasing one-way and advanced messaging subscriber base in the United States. As a percentage of consolidated revenues, operating expenses decreased to 32% in the first six months of 1997 as compared to 33% in the first six months of 1996, but increased to 32% in the second quarter of 1997 as compared to 31% in the second quarter of 1996. Mtel expects to continue to incur increased operating expenses during the remainder of 1997 and future periods, primarily as a result of the projected increase in the number of units in service on its one-way and narrowband PCS networks in the United States and the expansion of coverage of the narrowband PCS network.

          Selling, general and administrative expenses include marketing and advertising costs, personnel costs associated with the direct sales and marketing staff, costs associated with customer support operations and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses decreased 4% in the first six months of 1997 as compared to the first six months of 1996 and decreased 5% in the second quarter of 1997 as compared to the second quarter of 1996. This decrease primarily reflects reduced selling expenses in the second quarter and first half of 1997. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 57% in the first six months of 1997 as compared to 67% in the first six months of 1996 and decreased to 57% in the second quarter of 1997 as compared to 64% in the second quarter of 1996. Selling, general and administrative expenses on a consolidated basis are expected to increase during the remainder of 1997 and in future periods as a result of the Company's plans to expand its direct sales force in the United States and additional marketing expenses which the Company expects to incur in connection with the promotion of the advanced messaging products on its narrowband PCS network.

       Depreciation and amortization decreased 6% in the first six months of 1997 as compared to the first six months of 1996 and decreased 7% in the second quarter of 1997 as compared to the second quarter of 1996, primarily due to the write-down of the book value of paging equipment, the cessation of the Company's international operations in Europe and the Company's decision to divest its operations and investments in the Asia Pacific region, all of which resulted in an impairment loss that was recorded in the fourth quarter of 1996. As a percentage of revenues, depreciation and amortization expenses decreased to 22% in the first six months of 1997 as compared to 26% in the first six months of 1996 and decreased to 22% in the second quarter of 1997 as compared to 26% in the second quarter of 1996. The Company expects depreciation and amortization expenses to increase during the remainder of 1997, primarily as a result of the expansion of coverage of the narrowband PCS network and the purchase of pagers and advanced messaging units to support the projected increase in the Company's subscriber base.

       OPERATING INCOME (LOSS)

       Mtel reported a consolidated operating loss of approximately $21.0 million for the first six months of 1997 as compared to an operating loss of approximately $44.6 million for the first six months of 1996, and an operating loss of $10.4 million for the second quarter of 1997 as compared to an operating loss of $18.5 million for the second quarter of 1996. For the three-month period ended June 30, 1997, one-way messaging operations recorded operating income of $21.7 million, which was offset by an operating loss of $26.6 million from advanced messaging operations and an operating loss of $4.9 million from international operations.

          The Company expects to report operating losses on a consolidated basis in 1997 and 1998 as a result of continuing operating losses related to its advanced messaging operations in the United States and international messaging operations. However, the Company expects its one-way messaging business to continue to report operating income in 1997 and future periods as a result of continued growth in profitable units in service, although the level of growth will be dependent on the success of its direct, reseller and other distribution channels, the competitive environment, including pricing, for messaging services and the extent to which subscribers for the Company's one-way messaging services elect to use the advanced messaging services available on the Company's narrowband PCS network.


       INTEREST INCOME (EXPENSE)

       Interest expense increased 39% in the first six months of 1997 as compared to the first six months of 1996 and increased 23% in the second quarter of 1997 as compared to the second quarter of 1996. This increase is primarily due to interest accrued on borrowings under the Company's bank credit facility. Interest expense for the first six months of 1997 also included approximately $2.9 million of fees incurred in connection with the amendment of the bank credit facility in March 1997. In addition, the increase in interest expense reflects the fact that the Company did not capitalize any interest costs in the second quarter and first six months of 1997, although approximately $1.4 million and $4.0 million in interest costs were capitalized in the second quarter of 1996 and first six months of 1996, respectively.

       Interest income totaled $2.4 million in the first six months of 1997 as compared to $2.9 million in the first six months of 1996 and totaled $1.2 million in the second quarter of 1997 as compared to $1.4 million in the second quarter of 1996. This decrease is primarily attributable to a reduction in the aggregate amount of securities restricted for debt service related to the Senior Notes.


       PROVISION FOR INCOME TAXES

       Mtel recorded a provision for income taxes of $2.4 million and $1.3 million in the first six months of 1997 and 1996, respectively, and $1.2 million and $0.7 million in the second quarter of 1997 and 1996, respectively, relating to state and local income taxes. The Company reported net losses for federal income tax purposes during the three and six month periods ended June 30, 1997 and 1996 and, accordingly, no provision for federal income taxes has been made for such periods.


       PREFERRED STOCK DIVIDENDS

       The Company accrued and paid dividends of approximately $2.1 million in each of the quarters ended June 30, 1997 and 1996 on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock"). In addition, the Company accrued approximately $1.2 million in the second quarter of 1997 as compared to $0.9 million in the second quarter of 1996 related to stock dividends on the Company's 7.5% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (the "PIK Preferred Stock") issued in April and May of 1996. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income, such dividends are deducted from net income for the purpose of determining net income (loss) per common share.


       NET INCOME (LOSS)

       Mtel recorded a consolidated net loss of approximately $44.6 million in the six month period ended June 30, 1997 which, combined with the effect of the preferred stock dividends, resulted in a consolidated net loss per common share of $0.94 for such period. This compares to a consolidated net loss of approximately $57.5 million, or $1.15 per common share, in the first six months of 1996. The consolidated net loss in the first six months of 1997 was offset by a gain of approximately $7.4 million from the sale of the Company's 19% equity interest in a joint venture that conducts paging operations in Brazil which was completed in February 1997. The consolidated net loss in the first six months of 1996 was offset by a gain of approximately $6.6 million from the sale of a portion of the Company's investment in American Mobile Satellite Corp. The Company recorded a consolidated net loss of $23.1 million, or $0.49 per common share, in the second quarter of 1997 as compared to a consolidated net loss of $28.9 million, or $0.59 per common share, in the second quarter of 1996. The Company expects to incur a net loss on a consolidated basis in 1997 and 1998 as a result of continuing losses from its advanced messaging and international operations, although one-way messaging operations are expected to generate net income during these periods.

LIQUIDITY AND CAPITAL RESOURCES

       DOMESTIC

       The Company invested $11.1 million in the first half of 1997, including $4.8 million in the second quarter of 1997, to procure messaging units to support its one-way messaging subscriber base and to expand the coverage of its one-way messaging system in the United States. In addition, in the first half of 1997, Mtel incurred capital expenditures of $22.1 million, including $12.8 million in the second quarter of 1997, for messaging units, infrastructure equipment, and development and construction costs related to the narrowband PCS network. Capital expenditures in the second quarter of 1997 were funded with cash generated from one-way messaging operations and proceeds from the sale of certain non-strategic assets.

       The Company's total borrowing availability under the bank credit facility increased to $190 million as of June 30, 1997. During the second quarter of 1997, the Company did not increase its outstanding borrowings under its bank credit facility, resulting in a balance of $130.5 million in borrowings outstanding as of June 30, 1997. Letters of credit in the amount of $12.2 million had been issued under the credit facility as of June 30, 1997, and the credit available under the facility has been reduced by a corresponding amount. As of June 30, 1997, the Company had borrowing availability under the bank credit facility of approximately $47.3 million.

       The Company has entered into an arrangement with a third-party finance company to provide financing to Mtel's customers for a lease-to-own pager program. Under the lease-to-own program, a finance company will directly lease paging units to the Company's customers and will be paid a monthly rental fee for two years. The customer will have the opportunity to purchase the unit at the conclusion of the two-year period for an additional charge. The finance company has committed $10.0 million of funding for this program, and the Company expects to begin offering this program to its customers in the third quarter of 1997.


       INTERNATIONAL

       On June 27, 1997, Mtel Latam purchased 100% of the outstanding shares of RadioMensaje for an aggregate purchase price (in U.S. dollars) of $32.0 million, consisting of $16.0 million in cash and $16.0 million in debt securities. Approximately $8.0 million principal amount of debt securities was issued by Mtel Latam. These notes bear interest at a rate of 10% per annum during the first three months, increasing 1/2 of 1% per annum each month thereafter until maturity on June 27, 1998. The remaining $8.0 million principal amount of debt securities was issued by Mtel Argentina S.A., a wholly-owned subsidiary of Mtel Latam. These notes bear interest at a rate of 8% per annum and are payable in semi-annual installments of principal and interest on each December 30 and June 30 commencing December 30, 1997 and continuing through June 30, 2001. The cash portion of the purchase price was funded directly by Mtel Latam, independent of Mtel.

       In 1996, the Company designated Mtel Latam as an "unrestricted subsidiary" for purposes of the Company's bank credit agreement and the indenture relating to its Senior Notes. As a result of this designation, Mtel Latam is required to finance its operations and development efforts independent of Mtel. On July 18, 1997, Mtel Latam entered into a Credit and Security Agreement (the "Credit Agreement") with Credit Lyonnais New York Branch under which Mtel Latam may borrow up to an aggregate of $6.5 million. Borrowings under the Credit Agreement are secured by an installment payment of $7.15 million payable to Mtel Latam in connection with the sale of its 19% equity interest in the Brazilian joint venture which was completed in February 1997, together with the related bank guarantee issued by Banco Itau S.A. which secures this installment obligation. Borrowings under the Credit Agreement bear interest at the matched rate (as defined in the Credit Agreement) plus 2% and mature on February 12, 1998.

       Mtel Latam will require additional financing to repay the indebtedness incurred in connection with the acquisition of RadioMensaje and to fund future working capital requirements. Mtel Latam is currently involved in negotiations with a financial institution to establish a credit facility in the amount of approximately $25 - $30 million.


       DISPOSITION OF ASSETS

       On April 22, 1997, the Company completed the sale of its ACX telephone answering service operations effective as of March 31, 1997 for approximately $4.2 million. As a result, the consolidated results of the Company for the second quarter of 1997 do not include any income or expenses related to these operations. Proceeds from the sale equaled the net book value of these operations, therefore, no gain or loss was recorded on the transaction. The Company had previously determined that ACX was a non-strategic business.

       On July 15, 1997, the Company completed an agreement for the sale of its Hong Kong operations for approximately $1.7 million. In addition, the Company is involved in negotiations with respect to the sale of its 25% equity interest in Malaysia, its 40% equity interest in the Philippines and its 19% equity interest in Indonesia. The Company expects that these transactions will be completed by the end of 1997, although each of these transactions is subject to the execution of definitive agreements.

       PIONEER'S PREFERENCE LICENSE

       The Company's initial nationwide narrowband PCS license was granted by the FCC pursuant to a Pioneer's Preference and such grant was conditioned by the FCC upon the payment by Mtel of a license fee in the amount of approximately $33.0 million. See Note 4 of Notes to Consolidated Financial Statements in the
Company's Annual Report on Form 10-K for the year ended December 31, 1996.   The
FCC's payment condition was, however, reversed and remanded to the FCC by the United States Court of Appeals for the District of Columbia Circuit. In June 1997, the FCC commenced the remand proceeding pursuant to the order of the United States Court of Appeals for the District of Columbia Circuit to consider the issue of Mtel's reliance upon earlier determinations by the FCC that Mtel would not be required to pay for the Pioneer's Preference license. The Company's filings with the FCC also raised the issue of whether the FCC's action of imposing a payment condition was consistent with other contemporaneous licensing decisions and the legality of the FCC's use of its authority under
Section 4(i) of the Communication Act of 1934, as amended, to charge auction-based fees for the Pioneer's Preference license. Payment for the license will not be required to be made unless and until this litigation is definitively resolved adversely to Mtel. The narrowband PCS network does not currently operate on the frequency covered by this license.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

       On February 20, 1997, a civil complaint was filed in the United States District Court for the District of Columbia, Kris Lindblom and Jack Fefer v. Mobile Telecommunication Technologies Corporation, SkyTel Corporation, J. Robert Fugate, Leonard G. Kriss, M. Bernard Puckett, Thomas G. Barksdale, Calvin C. LaRoche, Jai Bhagat and John N. Palmer, Civil Action No. 1:97CV00337. The complaint has two counts, one alleging violations of Section 10(b) of the Exchange Act against all defendants, and one alleging violations of Section 20(a) of the Exchange Act against the Company and defendants Palmer and Puckett. The plaintiffs seek unspecified damages and to certify the case as a class action. The defendants have filed motions to dismiss the complaint and intend to vigorously defend the case. Subsequent to the filing of the complaint, the Company, as have other companies involved in private securities litigation, received from the staff of the Securities and Exchange Commission ("SEC") an informal inquiry letter seeking documents pertaining to consultants and products used in the development and operation of the narrowband PCS network. The Company is cooperating with the SEC staff.

       Except as set forth above and except for certain proceedings involving the narrowband PCS license awarded to the Company by the FCC in July 1994 pursuant to a Pioneer's Preference which is referenced in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q, there are no material legal or regulatory proceedings involving the Company or any of its subsidiaries except license applications and renewals and other regulatory proceedings incident to the Company's business.

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company's 1997 Annual Meeting of Stockholders was held on May 22, 1997. At the 1997 Annual Meeting, John N. Palmer, Gregory B. Maffei and John E. Welsh III were elected directors of the Company for a three year term expiring at the 2000 Annual Meeting of Stockholders and until their respective successors are elected and qualified. The holders of 48,125,271, 48,136,129 and 48,135,319 shares of Common Stock present in person or by proxy at the 1997 Annual Meeting voted in favor of the election of Messrs. Palmer, Maffei and Welsh, respectively, and the holders of 425,781, 414,923 and 415,733 shares of Common Stock, respectively, withheld their vote for such nominees. Messrs. Haley Barbour, Jai P. Bhagat, R. Faser Triplett, M.D. and R. Gerald Turner will continue to serve as directors of the Company until the 1998 Annual Meeting of Stockholders, and Messrs. Thomas G. Barksdale, John T. Stupka and E. Lee Walker will continue to serve as directors of the Company until the 1999 Annual Meeting of Stockholders, in each case until their respective successors are elected and qualified.


Item 5.    Other Information
           --------------------------------
           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibits

           The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

         EXHIBIT NO.                      DESCRIPTION
           10.1           Stock Purchase Agreement dated June 6, 1997
                          among BGH S.A., Motorola International
                          Development Corporation and Jacobel S.A., as
                          Sellers, and Mtel Latin America, Inc., as Purchaser.

           10.2           Form of Bridge Note of Mtel Latin America, Inc.
                          issued as of June 27, 1997 in the aggregate principal amount of U.S. $8 million.

           10.3           Form of Promissory Note of Mtel Argentina S.A.
                          issued as of June 27, 1997 in the aggregate principal amount of U.S. $8 million.


         10.4     Pledge Agreement dated June 27, 1997 by Mtel Latin
                  America, Inc., as Pledgor, in favor of The Chase
                  Manhattan Bank, as Collateral Agent, for the benefit of BGH S.A., Motorola International Development
                  Corporation and Jacobel S.A, as Sellers.

         10.5     Credit and Security Agreement dated as of July 18, 1997 among
                  Mtel Latin America, Inc. and Credit Lyonnais New York Branch.

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


                                   MOBILE TELECOMMUNICATION
                                   TECHNOLOGIES CORP.

Dated:  August 12, 1997            By  /s/ John T. Stupka
                                     -------------------------------------------
                                           John T. Stupka
                                           President and Chief Executive Officer



Dated:  August 12, 1997            By  /s/ Robert Kaiser
                                     -------------------------------------------
                                           Robert Kaiser
                                           Senior Vice President-Finance and
                                           Chief Financial Officer