Form 10-Q
period 1997-09-30
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1997-11-14
CIK 842915

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington,  D.C.  20549

                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30, 1997
Commission File No.  0-17316


                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                       64-0518209
-------------------------------                    ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)


      200 South Lamar Street, Mtel Centre, Jackson, Mississippi    39201
      ------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


                                (601)  944-1300
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


                       54,657,537 shares of Common Stock,
                        par value $.01 per share, as of
                                October 31, 1997

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 1997 and December 31, 1996.

         Consolidated Statements of Operations -- Nine Months Ended September 30, 1997 and 1996, and Three Months Ended September 30, 1997 and 1996.

         Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1997 and 1996, and Three Months Ended September 30, 1997 and 1996.

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         SIGNATURES
         ----------

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                   September 30,    December 31,
                                                                       1997            1996
                                                                   -------------  --------------
ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                       $  12,364,944   $  25,744,724
   Accounts receivable, net of allowances for losses                  48,388,373      64,797,525
   Assets held for sale                                                4,847,199       8,000,000
   Other current assets                                               14,506,593       3,725,376
                                                                   -------------   -------------

       TOTAL CURRENT ASSETS                                           80,107,109     102,267,625
                                                                   -------------   -------------
MESSAGING NETWORKS
   Property and equipment, net                                       296,252,837     288,870,518
   Certificates of authority and license cost, net                   150,335,191     153,070,879
   Network construction and development costs, net                    72,115,188      80,173,364
                                                                   -------------   -------------
       TOTAL MESSAGING NETWORKS                                      518,703,216     522,114,761
                                                                   -------------   -------------

GOODWILL, net                                                        107,022,152      83,949,489

INVESTMENT IN UNCONSOLIDATED INTERNATIONAL VENTURES                   21,060,168      29,641,441

OTHER ASSETS
   Securities restricted for debt service                              7,234,241      32,546,458
   Other                                                              26,213,401      32,740,100
                                                                   -------------   -------------
          TOTAL OTHER ASSETS                                          33,447,642      65,286,558
                                                                   -------------   -------------
                                                                   $ 760,340,287   $ 803,259,874
                                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
     Current maturities of long-term debt                          $   1,023,430   $      31,263
     Accounts payable and accrued liabilities                        104,604,268      78,351,642
                                                                   -------------   -------------
       TOTAL CURRENT LIABILITIES                                     105,627,698      78,382,905
                                                                   -------------   -------------

LONG-TERM DEBT                                                       404,270,442     402,491,222

MINORITY INTEREST                                                     28,730,544      20,990,363

STOCKHOLDERS' INVESTMENT
     Preferred Stock, par value $.01 per share; 25,000,000 shares authorized; 3,750,000 shares of $2.25 Cumulative Convertible
       Exchangeable Preferred Stock outstanding in 1997 and 1996;
       57,500 shares of 7.5% Cumulative Convertible Accruing PIK
       Preferred Stock outstanding in 1997 and 1996                       38,075          38,075
     Common Stock, par value $.01 per share; 100,000,000 shares authorized; shares outstanding: 54,652,837 in
      1997 and 54,404,188 in 1996                                        546,528         544,042
     Additional paid-in-capital                                      618,513,940     618,212,220
     Accumulated deficit                                            (393,401,713)   (316,800,646)
     Cumulative translation adjustment                                (3,985,227)       (598,307)
                                                                   -------------   -------------

TOTAL STOCKHOLDERS' INVESTMENT                                       221,711,603     301,395,384
                                                                   -------------   -------------
                                                                   $ 760,340,287   $ 803,259,874
                                                                   =============   =============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Nine Months Ended               Three Months Ended
                                                  September 30,                   September 30,
                                          -----------------------------   -----------------------------
                                               1997            1996            1997            1996
                                          -------------   -------------   -------------   -------------
Revenues                                  $ 294,766,190   $ 260,801,420   $ 105,236,446   $  92,005,625
Expenses:
   Operating                                 91,663,383      83,953,470      31,051,703      28,106,120
   Selling, general and administrative      167,996,402     171,561,335      59,844,787      58,636,542
   Depreciation and amortization             64,247,948      67,759,636      22,434,766      23,088,142
                                          -------------   -------------   -------------   -------------
                                            323,907,733     323,274,441     113,331,256     109,830,804
                                          -------------   -------------   -------------   -------------

Operating income (loss)                     (29,141,543)    (62,473,021)     (8,094,810)    (17,825,179)
Interest income                               3,190,814       4,457,804         781,804       1,575,081
Interest expense                            (41,628,675)    (32,309,993)    (13,268,811)    (11,906,619)
Gain (loss) on sale of assets                 6,843,521       2,411,103        (993,964)     (3,777,526)
Other income (expense)                       (1,804,308)         51,778         417,082          17,906
                                          -------------   -------------   -------------   -------------

Income (loss) before income taxes
   and equity income (losses)               (62,540,191)    (87,862,329)    (21,158,699)    (31,916,337)

Provision for income taxes                    3,621,755       1,460,822       1,202,886         131,536
Equity in income (losses) of investments       (593,469)       (451,124)        184,388        (255,780)
                                          -------------   -------------   -------------   -------------

Net income (loss)                          ($66,755,415)   ($89,774,275)   ($22,177,197)   ($32,303,653)

Preferred dividend requirement                9,845,666       8,355,824       3,303,736       3,218,205
                                          -------------   -------------   -------------   -------------
Net income (loss) available to common
   stockholders                            ($76,601,081)   ($98,130,099)   ($25,480,933)   ($35,521,858)
                                          =============   =============   =============   =============
Net income (loss) per common share               ($1.41)         ($1.81)         ($0.47)         ($0.65)
                                          =============   =============   =============   =============

                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended                 Three Months Ended
                                                                       September 30,                     September 30,
                                                                   1997            1996            1997                 1996
                                                              -----------------------------    ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            ($66,755,415)   ($89,774,275)   ($22,177,197)        ($32,303,653)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                             64,247,948      67,759,636      22,434,766           23,088,142
       Provision for losses on accounts receivable               17,231,001      14,667,847       6,105,343            5,579,339
       Amortization of debt issuance costs                        1,818,747       1,457,034         626,429              456,467
       Foreign currency transaction (gain) loss                    (396,244)        (14,445)       (211,004)               5,731
       (Gain) loss on sale of assets                             (6,843,521)     (2,411,103)        993,964            3,777,526
       Income (losses) attributable to minority interests         2,151,788         (37,333)       (191,634)             (23,637)
       Equity in (income) losses from investments                   593,469         451,124        (184,388)             255,780

Change in assets and liabilities:
       (Increase) decrease in accounts receivable                 3,934,381     (25,780,844)     (4,135,565)           8,919,274
       Decrease in assets held for sale                           3,152,801               -       2,846,728                    -
       (Increase) decrease in other current assets                8,834,273     (11,823,568)     (6,376,711)         (11,662,364)
       Increase (decrease) in accounts payable and
        accrued liabilities                                      18,907,571     (17,884,112)     22,925,472          (15,225,746)
                                                              -------------   -------------    ------------         ------------
Net Cash Provided By (Used In) Operating Activities              46,876,799     (63,390,039)     22,656,203          (17,133,141)
                                                              -------------   -------------    ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                                  36,104,852      66,801,059       2,551,225           53,037,015
  Capital expenditures, net                                     (61,259,957)   (104,742,913)    (20,184,969)         (35,558,898)
  (Increase) in investment in unconsolidated
       international ventures                                    (3,108,795)    (10,260,714)     (2,092,575)          (3,465,553)
  Acquisition of Argentinean paging company                     (16,000,000)              -               -                    -
  (Increase) decrease in other assets                            (5,155,148)     16,224,449      (6,965,767)           4,480,072
                                                              -------------   -------------    ------------         ------------
Net Cash Provided By (Used In) Investing Activities             (49,419,048)    (31,978,119)    (26,692,086)          18,492,636
                                                              -------------   -------------    ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                      -      65,000,000               -           20,000,000
  Principal payments on long-term debt                           (5,829,656)     (1,218,205)       (314,851)            (593,220)
  Payment of dividends on preferred stock                        (6,328,125)     (6,328,125)     (2,109,375)          (2,109,375)
  Sale of stock and exercise of options                           1,320,250      58,179,060         853,467               28,696
                                                              -------------   -------------    ------------         ------------
Net Cash Provided By (Used In) Financing Activities             (10,837,531)    115,632,730      (1,570,759)          17,326,101
                                                              -------------   -------------    ------------         ------------
Net increase (decrease) in cash and cash equivalents            (13,379,780)     20,264,572      (5,606,642)          18,685,596
  Cash and cash equivalents-beginning of period                  25,744,724       9,612,734      17,971,586           11,191,710
                                                              -------------   -------------    ------------         ------------
Cash and cash equivalents-end of period                        $ 12,364,944   $  29,877,306    $ 12,364,944         $ 29,877,306
                                                              =============   =============    ============         ============

                See notes to consolidated financial statements.

            MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

       Mobile Telecommunication Technologies Corp. ("Mtel" or the "Company") is a leading provider of nationwide messaging services in the United States. Mtel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrowband personal communication services ("PCS") network in the United States and international one-way messaging operations. Mtel's wholly-owned subsidiary, SkyTel Corp. ("SkyTel"), operates a one-way nationwide messaging system whereby subscribers can be reached in thousands of towns and cities in the United States by means of two dedicated 931 MHz frequencies licensed by the Federal Communications Commission ("FCC"), a ground-based transmitter system, leased satellite facilities and proprietary network software.

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

       For the third quarter of 1997, one-way messaging operations, the Company's principal operating segment, reported revenues of $85.6 million, operating income of $23.3 million and net income of $21.9 million. Advanced messaging operations reported revenues of $9.9 million, an operating loss of $24.9 million and a net loss of $35.7 million for the third quarter of 1997. Mtel's international operations reported revenues of $8.5 million, an operating loss of $5.3 million and a net loss of $6.5 million for the quarter ended September 30, 1997. For purposes of reporting operating income (loss) for the Company's business segments, certain indirect operating and selling, general and administrative expenses are allocated among the business segments based on various financial and operational factors which reflect usage of services.

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

       The Company's consolidated financial statements for the three and nine month periods ending September 30, 1997 and 1996 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. The results for these periods are not necessarily indicative of the results for the year ending December 31, 1997.

3.     EARNINGS (LOSS) PER SHARE

       Loss per share for the three and nine month periods ending September 30, 1997 and 1996 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period with no effect given to common stock equivalents arising from stock options, convertible subordinated debt and convertible preferred stock because such effect would be antidilutive. The weighted average number of shares of common stock outstanding in the third quarter of 1997 and the first nine months of 1997 was 54,618,857 and 54,513,455, respectively. The weighted average number of shares of common stock outstanding in the third quarter of 1996 and the first nine months of 1996 was 54,364,009 and 54,272,058, respectively.

4.     AMENDMENT TO BANK CREDIT FACILITY

       In December 1995, SkyTel established a $250.0 million secured revolving credit facility with a syndicate of financial institutions. As part of the bank credit facility, SkyTel is provided with access to letters of credit in an amount up to $20.0 million. Borrowings under the credit facility may be used for capital expenditures, working capital and other general corporate purposes.

       In October 1997, SkyTel and the bank group completed the fourth amendment to the bank credit facility which modified certain covenants. The amendment included the elimination of the covenant requiring the maintenance of a prescribed number of one-way units in service and an extension, from December 31, 1997 to December 31, 1998, to complete the disposition of the Company's Asian operations and investments. This amendment was completed without the payment of any additional fees by Mtel.

  5.   SALE OF HONG KONG OPERATIONS

       In July 1997, the Company completed the sale of its Hong Kong operations for an aggregate purchase price of $1.7 million. As a result, the consolidated results of the Company for the third quarter of 1997 do not include any income or expenses related to the Hong Kong operations, which were not material to the consolidated revenues and expenses of the Company. Approximately $250,000 of the proceeds from the sale were received upon closing. The remainder of the proceeds will be received in three installments on each of December 31, 1997, June 30, 1998 and December 31, 1998. Interest accrues on the unpaid proceeds at a rate of 7.5% per annum.

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

7.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Interest paid by Mtel was $30.2 million and $24.3 million during the nine months ended September 30, 1997 and 1996, respectively, and was $3.4 million and $3.7 million during the three months ended September 30, 1997 and 1996, respectively. No federal income taxes were paid during these periods.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

       The following is a discussion of the consolidated financial condition and results of operations of Mtel for the three and nine month periods ended September 30, 1997 and 1996 and certain factors that will affect Mtel's financial condition. See Note 2 of Notes to Consolidated Financial Statements in Mtel's Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of certain risks and uncertainties involving the Company's ability to generate future positive operating cash flows and operating income.

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

RESULTS OF OPERATIONS

       REVENUES

       Revenues on a consolidated basis increased 13% in the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and reflected a 7% increase in one-way messaging revenues, a 146% increase in advanced messaging revenues and a 59% increase in international revenues. Revenues on a consolidated basis increased 14% in the third quarter of 1997 as compared to the third quarter of 1996, primarily due to a 273% increase in advanced messaging revenues. This increase in advanced messaging revenues in the third quarter of 1997 was due, in large part, to sales of SkyWord Plus(TM) units, a service which was introduced by the Company in April 1997.

       As of September 30, 1997, the Company had 1,146,000 one-way messaging units in service in the United States, an increase of 8% over the 1,056,400 one-way messaging units in service as of September 30, 1996. In addition, Mtel had 133,200 advanced messaging units in service as of September 30, 1997, an increase of 392% over the 27,100 advanced messaging units in service as of September 30, 1996. Approximately 27% of net unit additions on the advanced messaging network in the third quarter of 1997 represented conversions of units from one-way to advanced messaging services, as compared to approximately 25% of net unit additions on the advanced messaging network in the second quarter of 1997.

       Average revenue per one-way unit in service increased slightly in the third quarter of 1997 ($25.19) as compared to the second quarter of 1997 ($24.74) but decreased approximately 4% in the third quarter of 1997 as compared to the third quarter of 1996 ($26.24), primarily due to product mix. The Company expects to continue to experience a slight decline in average revenue per one-way messaging unit in service in the future. The Company does not believe that average revenue per advanced messaging unit is indicative of future trends during this period because of the rapid growth of advanced messaging units in 1997 and limited experience with usage sensitive charges.

       Although net unit additions in the first half of 1997 were adversely impacted by disconnect rates in the reseller distribution channel, total net unit additions placed in service by the reseller channel increased 133% in the third quarter of 1997 as compared to the second quarter of 1997. The

Company believes that the availability of new product offerings on the narrowband PCS network, including SkyWord Plus service that was introduced at the end of April 1997, and the addition late in the third quarter of 1997 of Paging Network, Inc. and MobileMedia Communications, Inc. as resellers of the Company's advanced messaging products, will result in increased net unit additions from the reseller distribution channel in the fourth quarter of 1997 and future periods, although this will be dependent, in part, on the marketing efforts of resellers and the commercial acceptability of these new product offerings.

       The Company intends to continue to emphasize the distribution of its advanced messaging products, including SkyWord Plus and two-way interactive messaging services. The ability of the Company to achieve adequate levels of net unit additions on the narrowband PCS network will depend upon the success of the direct, reseller and other distribution channels, the commercial acceptability of the advanced messaging services and the competitive environment, including pricing, for competing services.

       Mtel's consolidated revenues include revenues recorded by the Company's international operations in Argentina, Colombia, Uruguay, Puerto Rico and Costa Rica. Revenues from international operations increased 59% in the first nine months of 1997 as compared to the first nine months of 1996, and increased 64% in the third quarter of 1997 as compared to the third quarter of 1996. The increase in the third quarter of 1997 resulted, in large part, from the inclusion of revenues of RadioMensaje S.A.C., a paging company in Argentina ("RadioMensaje") which was acquired on June 27, 1997. Excluding the impact of RadioMensaje, international revenue growth would have been relatively flat in the third quarter of 1997 as compared to the third quarter of 1996, primarily due to increased competition from the cellular industry in many Latin American countries. During the first nine months of 1997, revenues recorded by the Company's consolidated international operations provided approximately 7% of Mtel's revenues as compared to 5% in the first nine months of 1996.

       During the first nine months of 1997, one-way messaging operations provided approximately 85% of Mtel's revenues as compared to 89% in the first nine months of 1996. Advanced messaging operations provided approximately 6% of consolidated revenues during the first nine months of 1997 as compared to 3% in the first nine months of 1996. Other Mtel operations provided approximately 2% of revenues in the first nine months of 1997 as compared to 3% in the first nine months of 1996.

       EXPENSES

       Expenses include operating, selling, general and administrative, and depreciation and amortization.

       Operating expenses primarily consist of salaries, telephone costs and transmitter and receiver site rentals associated with the Company's one-way and advanced messaging operations in the United States and one-way international messaging operations, as well as expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 9% in the first nine months of 1997 as compared to the first nine months of 1996 and increased 10% in the third quarter of 1997 as compared to the third quarter of 1996. This increase primarily reflects operating expenses attributable to the narrowband PCS network, which because of system design and functionality has significantly higher fixed operating expenses than the Company's one-way operations, and increased telephone and system costs associated with the increasing one-way and advanced messaging subscriber base in the United States. As a percentage of consolidated revenues, operating expenses decreased to 31% in the first nine months of 1997 as compared to 32% in the first nine months of 1996, and decreased to 30% in the third quarter of 1997 as compared to 31% in the third quarter of 1996. Mtel expects to continue to incur increased operating expenses during the remainder of 1997 and in future periods, primarily as a result of the projected increase in the number of units in service on its one-way and narrowband PCS networks in the United States and the continued expansion of coverage of the narrowband PCS network.

       Selling, general and administrative expenses include marketing and advertising costs, personnel costs associated with the direct sales and marketing staff, costs associated with customer support operations and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses decreased 2% in the first nine months of 1997 as compared to the first nine months of 1996 but increased 2% in the third quarter of 1997 as compared to the third quarter of 1996. Selling, general and administrative expenses in the third quarter of 1997 included advertising and marketing expenses incurred in connection with the promotion of the advanced messaging services in the United States and the inclusion of selling, general and administrative expenses of RadioMensaje which was acquired in June 1997.
As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 57% in the first nine months of 1997 as compared to 66% in the first nine months of 1996 and decreased to 57% in the third quarter of 1997 as compared to 64% in the third quarter of 1996. Selling, general and administrative expenses on a consolidated basis are expected to increase during the remainder of 1997 and in future periods as a result of the Company's plans to continue to expand its direct sales force in the United States and additional marketing expenses which the Company expects to incur in connection with the promotion of the advanced messaging services on the narrowband PCS network.

       Depreciation and amortization decreased 5% in the first nine months of 1997 as compared to the first nine months of 1996 and decreased 3% in the third quarter of 1997 as compared to the third quarter of 1996, primarily due to the write-down of the book value of paging equipment, the cessation of the Company's international operations in Europe and the Company's decision to divest its operations and investments in the Asia Pacific region, all of which resulted in an impairment loss that was recorded in the fourth quarter of 1996. As a percentage of revenues, depreciation and amortization expenses decreased to 22% in the first nine months of 1997 as compared to 26% in the first nine months of 1996 and decreased to 21% in the third quarter of 1997 as compared to 25% in the third quarter of 1996. The Company expects depreciation and amortization expenses to increase during the remainder of 1997, primarily as a result of the continued expansion of coverage of the narrowband PCS network and the purchase of pagers and advanced messaging units to support the projected increase in the Company's subscriber base.

       OPERATING INCOME (LOSS)

       Mtel reported a consolidated operating loss of approximately $29.1 million for the first nine months of 1997 as compared to a consolidated operating loss of approximately $62.5 million for the first nine months of 1996, and a consolidated operating loss of $8.1 million for the third quarter of 1997 as compared to a consolidated operating loss of $17.8 million for the third quarter of 1996. For the three-month period ended September 30, 1997, one-way messaging operations recorded operating income of $23.3 million, which was offset by an operating loss of $24.9 million from advanced messaging operations and an operating loss of $5.3 million from international operations.

       The Company expects to report operating losses on a consolidated basis in 1997 and 1998 as a result of continuing operating losses related to its advanced messaging operations in the United States and international messaging operations. However, the Company expects its one-way messaging business to continue to report operating income in 1997 and future periods as a result of continued growth in profitable units in service, although the level of growth will be dependent on the success of its direct, reseller and other distribution channels, the competitive environment, including pricing, for competing services and the extent to which subscribers for the Company's one-way messaging services elect to use the advanced messaging services available on the Company's narrowband PCS network.

       INTEREST INCOME (EXPENSE)

       Interest expense increased 29% in the first nine months of 1997 as compared to the first nine months of 1996 and increased 11% in the third quarter of 1997 as compared to the third quarter of 1996. This increase is due, in part, to interest accrued on borrowings under the Company's bank credit facility, although the Company has not incurred any additional borrowings under the bank credit facility during the first nine months of 1997. Interest expense for the first nine months of 1997 also included approximately $2.9 million of fees incurred in connection with the amendment of the bank credit facility in March 1997. In addition, the increase in interest expense reflects the fact that the Company did not capitalize any interest costs in the third quarter and first nine months of 1997, although approximately $1.7 million and $5.7 million in interest costs were capitalized in the third quarter of 1996 and first nine months of 1996, respectively.

       Interest income totaled $3.2 million in the first nine months of 1997 as compared to $4.5 million in the first nine months of 1996 and totaled $0.8 million in the third quarter of 1997 as compared to $1.6 million in the third quarter of 1996. This decrease is primarily attributable to a reduction in the aggregate amount of securities restricted for debt service related to the Company's 13.5% Senior Subordinated Discount Notes due December 15, 2002 ("Senior Notes").

       PROVISION FOR INCOME TAXES

       Mtel recorded a provision for income taxes of $3.6 million and $1.5 million in the first nine months of 1997 and 1996, respectively, and $1.2 million and $0.1 million in the third quarter of 1997 and 1996, respectively, relating to state and local income taxes. The Company reported net losses for federal income tax purposes during the three and nine month periods ended September 30, 1997 and 1996 and, accordingly, no provision for federal income taxes was made for such periods.

       PREFERRED STOCK DIVIDENDS

       The Company accrued and paid dividends of approximately $2.1 million in each of the quarters ended September 30, 1997 and 1996 on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock"). In addition, the Company accrued approximately $1.2 million in the third quarter of 1997 as compared to $1.1 million in the third quarter of 1996 related to stock dividends on the Company's 7.5% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (the "PIK Preferred Stock") issued in April and May of 1996. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income, such dividends are deducted from net income for the purpose of determining net income (loss) per common share.

       NET INCOME (LOSS)

       Mtel recorded a consolidated net loss of approximately $66.8 million in the nine month period ended September 30, 1997 which, when combined with the effect of the preferred stock dividends, resulted in a consolidated net loss per common share of $1.41 for such period. This compares to a consolidated net loss of approximately $89.8 million, or $1.81 per common share, in the first nine months of 1996. The consolidated net loss in the first nine months of 1997 was offset by a gain of approximately $7.4 million from the sale of the Company's 19% equity interest in a joint venture that conducts paging operations in Brazil which was completed in February 1997. The consolidated net loss in the first nine months of 1996 was offset by a gain of approximately $6.6 million from the sale of a portion of the Company's investment in American Mobile Satellite Corp. The Company recorded a consolidated net loss of $22.2 million, or $0.47 per common share, in the third quarter of 1997 as compared to a consolidated net loss of $32.3 million, or $0.65 per common share, in the third quarter of 1996. The Company expects to incur a net loss on a consolidated basis in 1997 and 1998 as a result of continuing losses from its advanced messaging and international operations, although one-way messaging operations are expected to generate net income during these periods.

       CURRENCY EXCHANGE RATES

       The Company is subject to exposure resulting from adverse trends in exchange rates relative to local foreign currencies, primarily in Latin America. Management periodically reviews its exchange rate risks and may take certain actions to reduce such risks. Although the Company has not incurred any material exchange rate gains or losses to date, there can be no assurance that fluctuations in currency exchange rates in the future will not have an adverse effect on the Company's operations. The Company has not previously used derivative financial instruments to hedge its foreign currency exchange rate risks due, in part, to the lack of availability of appropriate hedging instruments in most of the countries in which Mtel has investments.

LIQUIDITY AND CAPITAL RESOURCES

       DOMESTIC

       The Company incurred capital expenditures of $13.1 million in the first nine months of 1997, including $2.0 million in the third quarter of 1997, a significant portion of which was used to procure messaging units to support its one-way messaging subscriber base in the United States. In addition, in the first nine months of 1997, Mtel incurred capital expenditures of $35.6 million, including $13.5 million in the third quarter of 1997, for messaging units and for infrastructure equipment and construction costs related to the continued expansion of coverage of the narrowband PCS network. Capital expenditures in the third quarter of 1997 were funded with cash generated from one-way messaging operations.

       The Company's total borrowing availability under the bank credit facility increased to $200.0 million as of September 30, 1997. During the third quarter of 1997, the Company did not increase its outstanding borrowings under the bank credit facility, and had a balance of $130.5 million of borrowings outstanding as of September 30, 1997. The Company intends to fund its capital requirements in the fourth quarter of 1997 and in 1998 with cash flows from operations and, to the extent required, with borrowings under the bank credit facility. The Company anticipates that it will be required to incur borrowings under the bank credit facility to fund capital expenditures and working capital requirements in the fourth quarter of 1997, although the level of borrowings is not expected to be material. Letters of credit in the amount of $10.0 million had been issued under the credit facility as of September 30, 1997, and the credit available under the facility has been reduced by a corresponding amount. As of September 30, 1997, the Company had borrowing availability under the bank credit facility of approximately $59.5 million.

       In October 1997, SkyTel and the bank group completed the fourth amendment to the bank credit facility which modified certain covenants. The amendment included the elimination of the covenant requiring the maintenance of a prescribed number of one-way units in service and an extension, from December 31, 1997 to December 31, 1998, to complete the disposition of the Company's Asian operations and investments. This amendment was completed without the payment of any additional fees by Mtel.

       Interest expense on the Company's Senior Notes is payable semi-annually, in cash, on June 15 and December 15 of each year. The indenture related to the Senior Notes required the Company to deposit approximately $93.6 million of the net proceeds to purchase a portfolio of securities (the "Pledged Securities") to provide for the payment of interest on the Senior Notes through December 15, 1997. The Company will be required to fund interest payments on the Senior Notes commencing with the interest payment due on June 15, 1998.

       The Company has entered into an arrangement with a third-party finance company to provide financing to Mtel's customers for a lease-to-own pager program. Under the lease-to-own program, a finance company will directly lease paging units to the Company's customers and will be paid a monthly rental fee for two years. The customer will have the opportunity to purchase the unit at the conclusion of the two-year period for an additional charge. The finance company has committed $10.0 million of funding for this program, and the Company began offering this program to its customers in the third quarter of 1997.

       INTERNATIONAL

       In 1996, the Company designated Mtel Latin America, Inc. ("Mtel Latam") as an "unrestricted subsidiary" for purposes of the Company's bank credit agreement and the indenture relating to its Senior Notes. As a result of this designation, Mtel Latam is required to finance its operations and development efforts independent of Mtel. On July 18, 1997, Mtel Latam entered into a Credit and Security Agreement (the "Latam Credit Agreement") with Credit Lyonnais New York Branch under which Mtel Latam may borrow up to an aggregate of $6.5 million. Borrowings under the Latam Credit Agreement are secured by an installment payment of $7.15 million payable to Mtel Latam in connection with the sale of its 19% equity interest in the Brazilian joint venture which was completed in February 1997, together with the related bank guarantee issued by Banco Itau S.A. which secures this installment obligation. Borrowings under the Latam Credit Agreement bear interest at the matched rate (as defined in the Latam Credit Agreement) plus 2% and mature on February 12, 1998. During the third quarter of 1997, Mtel Latam borrowed $2.0 million under the Latam Credit Agreement and expects to borrow the remaining $4.5 million during the fourth quarter of 1997.

       Mtel Latam will require additional financing to repay $8.0 million of indebtedness incurred in connection with the acquisition of RadioMensaje, which matures on June 27, 1998, and to fund working capital requirements in 1998. Mtel Latam will be required to engage in additional debt or equity financings to fund its Latin American operations in 1998, and is currently involved in negotiations with a financial institution to establish a secured credit facility in the amount of approximately $15 - $30 million. There can be no assurance that any such financing can be completed on terms favorable to Mtel Latam, if at all.

       DISPOSITION OF ASSETS

       In the third quarter of 1997, the Company completed the sale of its Hong Kong operations for approximately $1.7 million. The Company is currently involved in negotiations with respect to the sale of its remaining Asian operations and investments. The fourth amendment to the bank credit facility completed in October 1997 extended the completion date for the disposition of the Company's Asian operations and investments from December 31, 1997 to December 31, 1998.

       RECENTLY ISSUED ACCOUNTING STANDARDS

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. SFAS No. 128 requires the presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Mtel believes that SFAS No. 128 will not have a material effect on the Company's consolidated results of operations or financial position.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. This Statement requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Mtel believes that SFAS No. 130 will not have a material effect on the Company's consolidated results of operations or financial position.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes new standards for reporting information about operating segments in annual financial statements of public business enterprises and requires disclosure of certain selected information about operating segments in interim financial reports. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Mtel believes that SFAS No. 131 will not have a material effect on the Company's consolidated results of operations or financial position, and has not yet determined the impact on its current segment reporting.

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

       Except as set forth above and except for certain proceedings involving the narrowband PCS license awarded to the Company by the FCC in July 1994 pursuant to a Pioneer's Preference which is referenced in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, there are no material legal or regulatory proceedings involving the Company or any of its subsidiaries except license applications and renewals and other regulatory proceedings incident to the Company's business.

Item 2. Changes in Securities
        ---------------------

        None.

Item 3. Defaults upon Senior Securities
        -------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

        None.

Item 5. Other Information
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a) Exhibits

            The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

            EXHIBIT NO.                     DESCRIPTION

             4.1 Amendment No. 4 dated as of October 8, 1997 to the Credit, Security, Guaranty and Pledge Agreement dated as of December 21, 1995, as amended, by and among the Company, the lenders referred to therein, Chase Manhattan Bank, Credit Lyonnais New York Branch and J.P. Morgan Securities, Inc.

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

                                    MOBILE TELECOMMUNICATION
                                    TECHNOLOGIES CORP.

Dated: November 13, 1997            By  /s/ John T. Stupka
                                      --------------------------------------
                                    John T. Stupka
                                    President and Chief Executive Officer



Dated: November 13, 1997            By  /s/ Robert Kaiser
                                      --------------------------------------
                                    Robert Kaiser
                                    Senior Vice President-Finance and
                                    Chief Financial Officer