Form 10-K
period 1997-12-31
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1998-03-31
CIK 842915

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 0-17316

                               ----------------

                           MOBILE TELECOMMUNICATION
                              TECHNOLOGIES CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       64-0518209
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

   200 SOUTH LAMAR STREET, MTEL CENTRE, SOUTH BUILDING, JACKSON, MISSISSIPPI
                                     39201
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (601) 944-1300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE
     OF
     EACH
     CLASS   NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -----   -----------------------------------------
       None               Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE,
                  TOGETHER WITH ASSOCIATED RIGHTS TO PURCHASE
                 SERIES C JUNIOR PARTICIPATING PREFERRED STOCK
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $1,340,835,111 as of March 19, 1998

  Indicate the number of shares of each of the Registrant's shares of each of the Registrant's classes of common stock, as of the latest practicable date:
55,236,907 shares of Common Stock, par value $.01 per share, outstanding as of March 19, 1998.

  Documents incorporated by reference in this Annual Report on Form 10-K:

  Portions of the definitive proxy statement relating to the 1998 Annual Meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

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

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1. Business..........................................................    1
Item 2. Properties........................................................   15
Item 3. Legal Proceedings.................................................   16
Item 4. Submission of Matters to a Vote of Security Holders...............   16
    Executive Officers of the Registrant..................................   16

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................   18
Item 6. Selected Financial Data...........................................   19
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   19
Item 8. Financial Statements and Supplementary Data.......................   32
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   32

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............   32
Item 11. Executive Compensation...........................................   32
Item 12. Security Ownership of Certain Beneficial Owners and Management...   32
Item 13. Certain Relationships and Related Transactions...................   32

                                    PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and
 Reports on Form 8-K......................................................   33
    Index to Consolidated Financial Statements............................  F-1

                                    PART I

  Certain statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by such section. When appropriate, certain factors that could cause results to differ materially from those described in the forward looking statements are enumerated. As a result, this Annual Report on Form 10-K, including the Consolidated Financial Statements and the notes thereto, should be read in its entirety for a complete understanding of such factors.

ITEM 1. BUSINESS

GENERAL

  Mobile Telecommunication Technologies Corp. ("Mtel" or the "Company") is a leading provider of wireless messaging services in the United States. As of December 31, 1997, Mtel had approximately 1,353,300 units in service in the United States, which represents an increase of 21.6% over the approximately 1,113,000 units in service as of December 31, 1996, and includes approximately 1,145,400 domestic one-way units and 207,900 advanced messaging units.

  Mtel, through its wholly-owned subsidiary, SkyTel Corp. ("SkyTel"), provides one-way messaging services in thousands of towns and cities in the United States by means of SkyTel's ground-based transmitter system, leased satellite facilities and proprietary messaging technology and software utilizing two dedicated channels on the 931 MHz frequency (collectively, the "931 MHz Frequencies") licensed by the Federal Communications Commission ("FCC"). The Company's one-way messaging network features FLEX(R) technology which allows faster transmission speeds, thereby increasing the capacity of this network. SkyTel provides a full range of one-way messaging services to business users and offers local services, which are generally provided through contractual arrangements with other commercial mobile radio service providers, in addition to regional, nationwide and international services.

  Mtel also currently operates the only nationwide advanced messaging network (the "Advanced Messaging Network") in the United States that utilizes spectrum allocated by the FCC for narrowband personal communications services ("PCS"). The Advanced Messaging Network is a location independent network that utilizes a proprietary system architecture designed and developed by Mtel, and provides coverage in approximately 259 metropolitan statistical areas ("MSAs") in the United States covering approximately 75% of the population. Services on the Advanced Messaging Network currently include advanced text messaging services with guaranteed delivery, which were introduced in the second quarter of 1997, interactive two-way services and fixed location services.

  Mtel's strategy is to maintain its leadership position in the wireless messaging industry in the United States by serving as a high quality, single source provider of one-way and advanced messaging services to corporate and business users and continuing to develop and provide innovative, value-added services. The Company intends to continue to emphasize the distribution of the family of services available on its Advanced Messaging Network, which provides the Company the opportunity to place a substantially higher number of units in service as compared to the Company's one-way network due to higher transmission speed and spectrum reuse. The Company also intends to continue to feature its one-way messaging services through the promotion of lower cost, high margin products and services that more efficiently leverage the capacity of this network, such as the Beepwear(TM) pager watch which is being manufactured by a joint venture comprised of Motorola, Inc. ("Motorola") and Timex Corporation ("Timex") and prepaid paging services.

  Mtel, through its consolidated subsidiaries and joint ventures, also operates nationwide one-way messaging systems in 16 countries outside the United States, primarily in Latin America. As of December 31, 1997, Mtel had approximately 231,800 international one-way messaging units in service, which reflects its proportionate share of units placed in service by its joint ventures as well as units placed in service by its consolidated subsidiaries. Mtel also provides its subscribers with access to an international network using Mtel's proprietary technology that interconnects the systems operated by the Company's international subsidiaries and joint ventures with the systems in the United States, the Bahamas, Bermuda, Brazil, Canada, China, Hong Kong and Singapore.

  Mtel was incorporated in Delaware on October 21, 1988. On November 18, 1988, Mtel (then a wholly-owned subsidiary of Mobile Communications Corporation of America ("MCCA")) succeeded by merger to the businesses and assets of COM/NAV Marine, Inc., also a wholly-owned subsidiary of MCCA. On April 4, 1989, MCCA distributed all of the then outstanding shares of Common Stock of Mtel to the stockholders of MCCA immediately prior to the acquisition by BellSouth Corporation of MCCA's local and regional paging operations and cellular radio telephone interests.

  Unless the context otherwise requires, references to Mtel or the Company herein include Mobile Telecommunication Technologies Corp. and its subsidiaries. Mtel's executive offices are located at 200 South Lamar Street, Mtel Centre, South Building, Jackson, Mississippi, 39201 and its telephone number is (601) 944-1300.

  Set forth below is a description of the Company's businesses. The Company's businesses have been classified into three industry segments: One-Way Messaging; Advanced Messaging; and International. See Note 10 of Notes to Consolidated Financial Statements for certain financial information concerning these industry segments.

ONE-WAY MESSAGING NETWORK

  SkyTel provides one-way messaging services in thousands of cities and towns in the United States by means of SkyTel's ground based transmitter system, leased satellite facilities and proprietary messaging technology and software utilizing the 931 MHz Frequencies. SkyTel provides to its subscribers numerous service benefits, including a fully redundant network that helps ensure system reliability, an expanded product offering that includes local service along with its established regional, nationwide and international service, centralized 24-hour customer service and centralized in-house billing that provides customized billing options to meet individualized customer needs. For the years ended December 31, 1997, 1996 and 1995, one-way messaging operations in the United States accounted for approximately 83%, 89% and 92% of the consolidated revenues of the Company, respectively.

  A person desiring to reach a one-way messaging subscriber may access the network in a number of ways, including modems, e-mail/Internet access and personal toll-free numbers. The message is processed by SkyTel's network operations computer center and uplinked to a communications satellite. That signal is then simultaneously broadcast to each downlink in the system and transmitted to the subscriber on one of SkyTel's frequencies through nationwide transmitter facilities owned and operated by SkyTel.

  SkyTel's proprietary "Universal Messaging System" technology includes redundant Digital Alpha 8400 computers which are linked together and connected to a satellite backbone and terrestrial delivery system on a nationwide basis in accordance with SkyTel's design specifications. In addition, SkyTel operates its one-way messaging network by means of computer software programs specially written, developed and enhanced over the years. SkyTel's software also generates customer bills, and an extensive customer database provides valuable information regarding the profiles, preferences and characteristics of SkyTel's direct customers.

  All domestic one-way nationwide and regional messages are routed through one of SkyTel's operations centers located in Washington, D.C. and Jackson, Mississippi before being transmitted to the satellite uplink. Both operations centers maintain a full backup power plant and generator. The operations center in Jackson, Mississippi also serves as the operations center for the Company's advanced and international messaging networks. Local messages are generally routed through local paging systems operated by third parties.

  SkyTel leases satellite capacity and the uplink facilities utilized in the SkyTel one-way messaging system from SpaceCom Systems, Inc. ("SpaceCom") under agreements which expire in December 1998 and January

2006, subject to renewal by mutual agreement of the parties. The downlink facilities used in connection with the SpaceCom system are owned by the Company. SkyTel also leases fully redundant satellite capacity and uplink and downlink facilities from California Microwave, Inc. under an agreement which expires in May 1998.

ADVANCED MESSAGING NETWORK

  The Company's Advanced Messaging Network, which began commercial operation in September 1995, currently is the only nationwide network in the United States that utilizes spectrum allocated by the FCC for narrowband PCS. The Advanced Messaging Network is a location independent network that utilizes a proprietary system architecture designed and developed by Mtel and incorporates low-power transmission technology. The Advanced Messaging Network is currently operational in approximately 259 MSAs in the United States covering approximately 75% of the population.

  Over-the-air transmissions on the Advanced Messaging Network utilize an innovative multi-carrier modulation technology. The Advanced Messaging Network has demonstrated transmission rates in excess of 24,000 bits per second for forward network links, which compares to 6,400 bits per second utilized at present by the fastest one-way paging systems. The higher transmission speed and the ability to divide the coverage of the Advanced Messaging Network into zones provide increased system capacity which is many more times the capacity of the Company's one-way network. The Advanced Messaging Network also operates with synchronized transmitters on the same frequency within a given coverage area to optimize building penetration and reduce power requirements. The Advanced Messaging Network utilizes one of the two paired narrowband PCS channels acquired by the Company in July 1994. The Company believes that the use of a paired channel enhances the efficiency of the Advanced Messaging Network by permitting the segregation of inbound and outbound traffic, and will allow the Advanced Messaging Network to provide a wider range of services to the public, including longer message length, bulk airtime applications and other services and applications which may be developed in the future.

  The Company also believes that the Advanced Messaging Network draws competitive advantages from its technology and infrastructure, its user-friendly advanced messaging platform, and its network operations center and intuitive applications. The network operations center manages network traffic flow, connectivity to information service providers and other databases, and customer profiles and accounts.

  During 1997, the Company continued to optimize and improve the reliability and performance of the Advanced Messaging Network, and also continued to expand the coverage of the Advanced Messaging Network in major metropolitan areas. The Company plans to continue to expand both the transmitter and receiver coverage of the Advanced Messaging Network in 1998 in several of the largest metropolitan areas in the United States to further enhance the Company's interactive two-way services. The Company believes that improved network performance, reliability and coverage, together with smaller and improved messaging devices, new service offerings and applications and additional distribution channels, will result in increasing levels of units in service on the Advanced Messaging Network during 1998. The ability of the Company to achieve projected levels of net unit additions and improved operating results will be dependent on the continued improved performance of its direct and reseller distribution channels and the timely availability and market acceptance of new devices and value-added services which the Company plans to introduce on the Advanced Messaging Network in 1998. In addition, the Company cannot predict the extent to which competing advanced messaging services will be available in 1998, if at all.

PRODUCTS AND SERVICES

  Basic Services. The Company's principal one-way messaging services in the United States are marketed under the names SkyPager(R) for numeric paging service and SkyWord(R) for alphanumeric messaging service. A subscriber for one-way services may obtain numeric or alphanumeric service on a local, regional, nationwide or international basis, with regional coverage in six regions, three of which correspond to the Eastern, Central and Western (which includes both the Mountain and Pacific) time zones and three of which provide coverage in the Southwest, Midwest and Southeast regions of the United States. SkyTel also offers several additional one-way service coverage options, including Metro local service, which provides one-way coverage over one of twenty-one zones in the United States, and Nationwide Now(R), which allows a local, zonal or regional customer of one-way services to obtain nationwide coverage on demand for specified periods of time.

  The Advanced Messaging Network currently features two primary services, an advanced text messaging service which is marketed under the name SkyWord(R) Plus and an interactive two-way messaging service which is marketed under the name SkyTel 2-Way(R). The SkyWord Plus service ensures message delivery through system confirmation of delivery from the network operations center and a store and forward function. If a customer is in transit between two markets and is temporarily out of coverage or turns off the device, any messages are stored and automatically delivered to the customer when he or she is back in coverage or turns the device back on. The advanced text messaging service is also equipped with a feature that automatically detects errors in message transmission and provides for retransmission of the message. The Company's SkyTel 2-Way service enables subscribers to compose and send text messages to and receive text messages from an advanced messaging device or an Internet e-mail address. The Advanced Messaging Network also has the ability to change subscriber profiles and add or delete services through over-the-air programming commands without the need to send the messaging device back for reprogramming.

  For the year ended December 31, 1997, nationwide text messaging units represented approximately 70% of the Company's domestic net unit additions. As part of its strategic plan, the Company intends to continue to emphasize the distribution of nationwide text messaging services on the more capacity efficient Advanced Messaging Network while at the same time continuing to feature its one-way messaging services through the promotion of lower cost, high margin products and services that more efficiently leverage the capacity of the one-way network, such as the Beepwear(TM) pager watch and prepaid paging services. The Beepwear pager watch, which was introduced in December 1997 and is manufactured by a joint venture comprised of Motorola and Timex, is the first FLEX enabled alphanumeric pager watch. The Company's agreement with the Motorola/Timex joint venture provides that the Skytel one-way messaging system will be the exclusive provider of paging services for a period of one year to purchasers of the Beepwear pager watch who elect to subscribe for such services. Prepaid paging permits consumers to purchase a Motorola pager and SkyTel one-way messaging services in a single package without contracts, credit verification, monthly bills or long term commitments, and is ideal for first-time users and users who have limited messaging or short duration needs. The SkyTel system tabulates the number of messages received by the subscriber and forwards a renewal message to the unit when the subscription reaches a predetermined number of messages. Upon depletion of the messages or the expiration of the service, a subscriber may obtain additional messaging services through the purchase of a recharge card which is available at the original place of purchase, select retail locations or directly from SkyTel.

  The Company continued to enhance its Internet-based messaging services in 1997, adding numerous features to facilitate efficient, flexible messaging. An estimated 79 million e-mail users have the ability to send messages to SkyTel subscribers via the Internet. Each unit in service on the one-way network or the Advanced Messaging Network has a unique Internet e-mail address that allows subscribers to receive e-mail messages, and in the case of units on the Advanced Messaging Network, to also originate or respond directly from the device or through any Internet e-mail package. Messages are delivered via a reliable, high-availability Internet e-mail gateway technology maintained by the Company. As of February 1998, approximately 2.3 million messages per month were delivered through the Internet to one-way and advanced messaging subscribers, as compared to approximately 400,000 as of February 1997.

  The Company also significantly expanded the SkyTel Web Site in 1997. The Web Site's most utilized feature is the "Send A Message" function which permits anyone with web browser access to compose and transmit messages. In February 1998, approximately 700,000 messages were transmitted to one-way and advanced messaging subscribers through the SkyTel Web Site, as compared to approximately 130,000 in February 1997, a 438% increase. In addition to sending messages, the "Send A Message" function provides confirmation of delivery of all messages sent to SkyTel 2-Way devices. In addition, the SkyTel Web Site allows users to set up and maintain address books, and permits transmission of broadcast messages to a large group at one time. The Web Site also provides updated information on the Company's services worldwide, displays coverage maps and facilitates direct interaction with SkyTel customers.

  The Company has also developed a series of customized intranet-based offerings for corporate customers which enable users to maintain address books and group lists of individuals within a company or division. These intranet-based offerings allow customers to send group and broadcast messages to all or a select group of their employees from a simple interface. The intranet offering can also enable corporate customers to cost effectively send messages to thousands of customers on the Company's networks through a single installation.

  The Company is continuing its efforts to optimize and expand the functionality and applications of its messaging networks. The Company offers a software developers kit that allows software developers, corporations and partners to develop unique and differentiated applications that seamlessly interface with and maximize the capabilities of the Company's messaging networks. The software development kit was enhanced in 1997 to include additional features, improved documentation and tools enabling connectivity from a variety of common computing platforms such as MS-DOS and several different UNIX versions to the Company's networks via modem, the Internet and wireless devices. In addition, the Company has developed a software driver to connect the pager gateway of Lotus Notes, the dominant groupware product worldwide, to the Company's Advanced Messaging Network. The software offers the capability to extend any Lotus Notes database to the Advanced Messaging Network, offering interactive two-way messaging subscribers the ability to receive messages, database alerts or updates, respond to such messages, alerts or updates and submit queries wirelessly. Other applications available in the software developers kit include automated dispatch and delivery tracking capabilities.

  The software developers kit promotes the use of "socket" technology, a standardized method to connect to the Internet. By adopting "socket" technology, the Company ensures the use of a common, industry-standard means for network connectivity. Other benefits of "socket" technology include interactive response from the Company's messaging systems when a subscriber elects to send a message via the Internet, reduction in the number of calls placed to SkyTel's 800 toll-free numbers as more people use the Internet connection, and the gradual elimination of dial-up modem usage, thereby improving efficiency, convenience and speed for subscribers. To ensure dependable, high-volume Internet access, the Company also provides multiple connections to the Internet so that in the event one circuit cannot be used, another is always available.

  The Company has also entered into joint development and marketing alliances with several companies or integrated its messaging services with the products of other companies that the Company believes will expand the capabilities and potential applications of its Advanced Messaging Network. In late 1996 and early 1997, the Company developed SkyTel Messenger(R) for Windows CE in close collaboration with Microsoft Corporation ("Microsoft"). SkyTel Messenger enables customers to integrate the communications features of a handheld PC based on Windows CE with the Advanced Messaging Network. The Company has concluded agreements with three Microsoft licensed manufacturers of handheld PC's, Casio Computer Co., Ltd. ("Casio"), Compaq Computer Corporation ("Compaq") and Phillips Electronics North America Corporation ("Phillips") to co-market the Company's advanced messaging services with these products. The Company has also developed SkyTel Access(R) software that provides message origination, retrieval and management functions, and other software which has integrated advanced messaging devices with palmtop computers.

  The Company continues to work with Motorola and Wireless Access, Inc. ("Wireless Access"), which was recently acquired by Glenayre Electronics, Inc., to design and develop the next generation of messaging devices with advanced functionality that will utilize the Company's Advanced Messaging Network. In December 1997, the Company introduced the PageWriter 2000, a new full-featured device from Motorola designed with a qwerty keyboard for convenient two-way messaging. The PageWriter 2000 contains an operating system and PC connectivity allowing for custom application development and upgrades. In 1998, the Company plans to introduce several smaller, lighter weight advanced messaging devices with enhanced sensitivity and performance that will be manufactured by Motorola and Wireless Access and which will be programmable for additional services "over the air" as new services become available. The Company's ability to achieve projected levels of net unit additions on its Advanced Messaging Network in 1998 will be dependent, among other things, upon the timely availability and market acceptance of these new devices.

  During 1997, the Company continued to pursue development efforts for fixed wireless applications on the Advanced Messaging Network. Fixed wireless applications can be added by the Company with little or no network modification or incremental expansion and will primarily utilize the Advanced Messaging Network during off-peak hours. In 1997, the Company entered into several commercial fixed wireless service contracts and had approximately 30,100 fixed wireless units committed under such contracts as of December 31, 1997. The Company also entered into an agreement with Enron Energy Services, Inc. ("Enron") in December 1997 under which Enron will utilize Mtel's Advanced Messaging Network to support wireless meter reading and provide advanced services for residential power customers nationwide. Under the terms of the agreement, Enron made a nonrefundable $5.0 million prepayment to Mtel which will be applied to initial service costs. The Company intends to continue to pursue development efforts for fixed wireless applications in 1998, and the success of these efforts will be dependent, in part, on the ability of equipment manufacturers to develop devices suitable for these applications. The Company expects net unit additions from fixed wireless applications to be limited in 1998.

  Value Added Services. SkyTalk(R) is marketed as an additional feature providing customers with digital voice message storage and retrieval services which permit a caller to leave a recorded message for a subscriber on the one-way or advanced messaging systems by dialing a toll-free number (1-800-SKYTALK). The message is stored in a voicemail computer. When a message is left, the subscriber is automatically alerted through the messaging unit and thereafter can retrieve the stored message by calling the voice message computer utilizing the same toll-free number. The SkyTalk system can also be accessed from a number of countries outside the United States by dialing a toll-free number.

  The Company's one-way and advanced messaging systems may also be utilized to notify subscribers of calls recorded on their interoffice telephone system. Subscribers receive a notice on the messaging unit which informs them that their business voice mail system has received a message. The subscriber then calls the number for the business voice mail to listen to the recorded message. The one-way messaging system also permits subscribers to retrieve facsimiles from a SkyTel fax "mailbox."

  In 1998, the Company plans to introduce an advanced text messaging service with guaranteed delivery that will allow SkyWord Plus subscribers to respond to a message directly from the messaging device. The SkyReply(TM) feature, which will be available on the new Motorola Lynx(TM) and the Wireless Access AccessMate(TM) pagers that are expected to be commercially available in the second quarter of 1998, will allow SkyWord Plus subscribers to have a series of replies pre-programmed into the paging device. The SkyReply feature will also allow the message sender to transmit custom replies with the message which can then be sent back by the recipient. The Company believes that the SkyReply feature will further encourage the transition from one-way messaging to full interactive two-way service and will provide corporate users the ability to conveniently communicate with field personnel in a command and control environment.

  In the second quarter of 1998, the Company also plans to introduce the first caller ID service available in the messaging industry. The caller ID feature will allow a person sending a numeric message or SkyTalk voice message to a subscriber to include the sender's name or other identification with the message or SkyTalk notification. This feature, which will be available with one-way alphanumeric service and SkyWord(R) Plus and Skytel 2-Way(R) service on the Advanced Messaging Network, will allow subscribers to prioritize their responses to messages based on the identity of the sender.

  The Company currently provides several information services in conjunction with its one-way and advanced messaging services. Information services are currently available either on a general broadcast basis such as news or on a personal broadcast basis as selected by the individual subscriber as in the case of stock quotes.

Approximately 80% of the Company's alphanumeric customers use FLEX technology devices which are capable of over-the-air programming. The use of over-the-air programming enables the Company to commence, terminate or change information services as requested by the subscriber. In 1998, the Company intends to significantly expand its information services offerings and intends to provide access to the Company's networks to content providers as a vehicle for transmitting information to their customers.

  The two-way capability of the Advanced Messaging Network will also enable the Company to offer information services on demand. After initial enrollment for an on demand service, a subscriber may communicate from his or her device to a personal identification number or Internet e-mail address requesting specific information such as a stock quote, weather forecast or sports score which is then sent back to the subscriber through the Advanced Messaging Network. The Company currently offers an on-demand stock quote service and expects to introduce additional on demand information services in the second half of 1998.

INTERNATIONAL

  Mtel Latin America, Inc. ("Mtel Latam"), which is an 80% owned subsidiary of the Company, serves as the holding company for the Company's Latin American operations and investments and conducts one-way messaging operations through its consolidated subsidiaries in Argentina, Colombia, Costa Rica, Puerto Rico, Uruguay and Venezuela. As of December 31, 1997, Mtel Latam also owned equity interests in joint ventures that conduct one-way messaging operations in Mexico (49%), Peru (45%), the Dominican Republic (50%), El Salvador (50%), Ecuador (50%), Guatemala (50%) and Paraguay (40%). The following table sets forth information as of December 31, 1997 regarding Mtel Latam's operations and investments:

                  MTEL LATAM SUBSIDIARIES AND JOINT VENTURES

                                                                                        DECEMBER 31, 1997
                                                                                    --------------------------
                     APPROXIMATE
                     POPULATION                                                                   PROPORTIONAL
                         (IN                               MTEL       COMMENCEMENT  ACTUAL UNITS    UNITS IN
       COUNTRY        MILLIONS)         PARTNER          OWNERSHIP   OF OPERATIONS   IN SERVICE     SERVICE
       -------       ----------- ---------------------   ---------   -------------- ------------  ------------
 Argentina..........     34.7    N/A                      100.0%     April 1994        64,944(1)     64,944(1)
 Colombia...........     36.8    N/A                       98.0%(2)  June 1994         24,893        24,395
 Costa Rica.........      3.5    Inversiones Comesal,      75.0%     February 1997      2,064         1,548
                                 S.A. de C.V.
 Dominican Republic.      8.1    Transmissiones y          50.0%     October 1996       9,410         4,705
                                 Proyecciones, S.A.
 Ecuador............     11.5    Isaias Group              50.0%     May 1995          14,894         7,447
 El Salvador........      5.8    Inversiones Comesal,      50.0%     February 1997      3,855         1,928
                                 S.A. de C.V.
 Guatemala..........     11.3    Europeos, S.A.            50.0%     October 1995      16,779         8,390
 Mexico.............     95.8    Radio Telefonia Movil     49.0%     February 1993    136,690        66,978
                                 Metropolitana S.A. de
                                 C.V.(3)
 Paraguay...........      5.5    BEPSA Communications      40.0%     February 1993     21,814         8,726
                                 S.R.L.
 Peru...............     24.5    Tele 2000, S.A.           45.0%     October 1994       9,620         4,329
 Puerto Rico........      3.8    N/A                      100.0%     October 1996      13,522        13,522
 Uruguay............      3.2    N/A                      100.0%(4)  September 1995     4,993         4,993
 Venezuela..........     22.0    N/A                      100.0%(5)  November 1995     10,211        10,211
                        -----                                                         -------       -------
 Combined Totals....    266.5                                                         333,689       222,116
                        =====                                                         =======       =======

--------
(1)  Reflects the acquisition of RadioMensaje, S.A.C. in July 1997.
(2)  Senior management owns the remaining interest.
(3) A wholly-owned subsidiary of Grupo Televisa, a media and telecommunications conglomerate based in Mexico City.
(4) The 10% equity interest in the joint venture which was not originally owned by the Company was acquired in the first quarter of 1997.
(5) The 50% equity interest in the joint venture which was not originally owned by the Company was acquired in the fourth quarter of 1997.

  The remaining 20% equity interest in Mtel Latam was acquired by Newbridge Latin America, L.P. ("Newbridge"), an investment fund, in September 1996. Newbridge and the Company have entered into a stockholders agreement which governs the rights and obligations of Newbridge and the Company as stockholders of Mtel Latam. The stockholders agreement provides that Newbridge is entitled to elect two of the eight directors comprising the Mtel Latam Board so long as Newbridge maintains a prescribed voting interest in Mtel Latam. In addition, the stockholders agreement also requires that seven of the eight members of the Board of Directors of Mtel Latam approve certain matters, including the annual business plan, the appointment or removal of the chief executive officer, chief operating officer and chief financial officer of Mtel Latam, the incurrence of indebtedness in excess of $15 million and certain fundamental corporate transactions such as the merger or sale of substantially all of the assets of Mtel Latam or any material subsidiary.

  In February 1997, Mtel Latam completed the sale of its 19% equity interest in a Brazilian paging operation for a purchase price of $14.3 million. Mtel Latam received $7.15 million of the proceeds, less certain taxes, fees and expenses, in February 1997 and the remaining $7.15 million, plus interest at a rate of 12% per annum, was paid in February 1998. Mtel recorded a gain on the sale of its equity interest in the Brazilian paging operation of approximately $7.4 million in the first quarter of 1997. Mtel Latam is currently reviewing its alternatives for reentering the Brazilian paging market and intends to seek a controlling interest in any future paging operations in Brazil.

  In June 1997, Mtel Latam acquired 100% of the outstanding shares of capital stock of RadioMensaje, S.A.C. ("RadioMensaje") a paging company in Argentina, for an aggregate purchase price (in U.S. dollars) of $32.0 million. The Company believes that the acquisition of RadioMensaje will allow the operations in Argentina, which Mtel Latam views as one of the markets in Latin America with significant potential, to achieve efficiencies and economics of scale. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-International."

  In 1997, the Company began to divest its operations and investments in the Asia Pacific region in order to concentrate its international development efforts in Latin America. A covenant in the SkyTel bank loan agreement, as amended, requires that the Company complete such divestiture for certain minimum proceeds on or before December 31, 1998. The Company completed the sale of its operations in Hong Kong and its equity interests in joint ventures that operate in China and the Philippines in 1997. The Company is also involved in discussions regarding the sale of its equity interests in joint ventures that operate in Indonesia and Malaysia, but there can be no assurance that such transactions will be completed on or before December 31, 1998 or that the Company will otherwise be in compliance with this covenant. If these divestitures are not completed in compliance with this covenant, the Company will be required to obtain a waiver of this covenant in the SkyTel bank loan agreement.

  The Company also owns and operates an international network which interconnects one-way messaging systems on the 931 MHz frequency in various countries utilizing Mtel's proprietary messaging software. The Company's international network currently interconnects the Company's systems in the United States, Mexico, Argentina, Colombia, Indonesia, Malaysia, Peru, the Dominican Republic, Ecuador, Paraguay, Venezuela, Uruguay and Guatemala with other carriers' systems in the Bahamas, Bermuda, Brazil, Canada, China, Hong Kong and Singapore. The Company believes that its international network differentiates its services from those of its competitors, but does not expect that revenues from international traffic will be material.

  Certain of the international operations of the Company's subsidiaries and joint ventures have generated operating losses to date. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations "and "--Liquidity and Capital Resources-- International."


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

MARKETING

  Customers of the Company's one-way and advanced messaging services are generally professional and management personnel, government agencies and many of the corporations in the Fortune 1000 whose personnel travel extensively and require access to important information. In 1997, the Company's services were distributed primarily through two channels, a direct sales channel and a reseller channel. The Company intends in 1998 to expand its distribution channels to include additional retail distribution and a restructured agent channel. The Company has also entered into joint development and marketing agreement with selected companies.

  Direct Sales. Through its direct sales force, SkyTel focuses on serving as a single source provider of local, regional and nationwide one-way and advanced messaging services, as well as one-way international messaging services, to large corporate and national accounts. The Company believes that its efforts to establish a highly-professional, dedicated, advanced application oriented direct sales force differentiates SkyTel from its competitors. As of December 31, 1997, SkyTel maintained a direct sales presence in more than 36 metropolitan areas. SkyTel intends to continue to expand its direct sales force in 1998.

  SkyTel's direct sales efforts have been successful in achieving higher average revenue per messaging unit in service than many of its competitors. The Company believes this is due, in part, to its highly trained sales force, in addition to its value added sales approach which contributes to the Company's high nationwide alphanumeric product mix and field-based customer support resources. In addition, the Company believes that the intense training programs that it has established for its sales personnel will enhance their ability to market and sell services and applications on the Advanced Messaging Network. The Company also believes that SkyTel's 24-hour customer service has reinforced the success of its direct sales efforts.

  The operating results of the Company can be significantly affected by subscriber disconnect rates since sales and marketing costs associated with attracting new subscribers are significant relative to the costs of providing services to existing customers. SkyTel has historically experienced disconnect rates for one-way messaging units placed in service by its direct sales channel that were comparable to industry standards. Management was successful in reducing the disconnect rate of the SkyTel direct sales channel in 1997. Although the Company believes that the disconnect rate of its direct sales channel will remain stable in 1998 and future periods, the Company cannot predict the extent to which competitive and other factors, some of which may be beyond the control of SkyTel, will adversely affect this disconnect rate in the future.

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

  Resellers. The Company's one-way and advanced messaging services are also distributed through approximately 125 resellers. Resellers of the Company's one-way and advanced messaging services generally purchase service in bulk quantities at wholesale rates and offer the Company's services in conjunction with services provided on their paging systems. The Company's reselling partners include the largest paging companies, Bell operating companies and other telecommunications companies such as AirTouch Paging, American Paging, Inc., Ameritech Mobile Services, Inc., Arch Communications Group, Inc., AT&T Wireless Services ("AT&T"), Bell Atlantic Paging, Inc., MCI Telecommunication Corp. ("MCI") and Paging Network, Inc. ("PageNet"). Resellers are generally responsible for all customer support, billing, collection and equipment acquisition and maintenance costs. As a result, acquisition costs for units placed in service by resellers are significantly lower than the costs incurred for units placed in service by the Company's direct sales channel. Approximately 22%, 35% and 34% of the Company's domestic revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to messaging units placed in service by resellers. The Company's agreements with resellers are generally for one to three year terms and are automatically renewed for additional one-year periods unless terminated by either party upon at least 90 days' written notice prior to the expiration of the then current term.

  In late 1996 and early 1997, the Company restructured its distribution arrangements and entered into new agreements with its major resellers, including MCI. These reseller arrangements provide for separate charges for airtime at wholesale rates and the unbundling of certain support services that were previously included as components of the reseller product offering. In addition, under the restructured agreement with MCI, the Company no longer leases messaging units to MCI, which reduces capital requirements with respect to this reseller. In the third quarter of 1997, the Company also entered into an agreement with PageNet pursuant to which PageNet has agreed to resell services on Mtel's Advanced Messaging Network and Mtel has agreed to use PageNet as its preferred provider for local and regional paging services. Mtel has also agreed to resell PageNet's VoiceNow(TM) voice messaging service. In 1998, the Company intends to work with its major resellers to feature the Company's Advanced Messaging Network to their customers for nationwide text messaging services in light of the capacity constraints of one-way nationwide networks. The Company's ability to achieve projected levels of net unit additions and improved operating results will be dependent, in part, on the success of the reseller channel.

  Prepaid Channel. The Company has developed an innovative prepaid one-way service offering which includes a device and a fixed number of messages. Prepaid paging permits consumers to purchase a Motorola pager and the Company's one-way messaging services in a single package without contracts, credit verification, monthly bills or long-term commitments. Upon depletion of the messages or the expiration of services, a prepaid paging subscriber may obtain additional messaging services through the purchase of a recharge card which is available at the original place of purchase, select retail locations or directly from the Company. The Company is seeking to expand the distribution of prepaid paging and has entered into agreements with national distribution partners who will offer prepaid paging through a variety of channels including national retailers, paging and cellular stores and discount clubs.

  Agent Distribution Channels. In 1997, the Company undertook efforts to improve the profitability of sales and reduce the disconnect rate attributable to its agent distribution channel. The Company has recently introduced an independent agent program designed to allow partners to sell the Company's full line of messaging services. The commission structure of this independent agent program permits the Company to share the revenue and risks of new subscribers with the agent. The Company believes that by leveraging the sales forces of agents who are dedicated to market and customer segments not targeted by the Company's traditional direct sales and marketing efforts, the Company can further expand the distribution of its products.

  The Company believes that the recent introduction of the Beepwear pager watch will also facilitate the Company's agent distribution channel and is consistent with the Company's strategy to promote one-way services that more efficiently leverage the capacity of the one-way network. The Beepwear pager watch is manufactured, marketed and distributed by the Motorola/Timex joint venture through regional and national retailers. The Company is not required to maintain any inventory or handling costs associated with the Beepwear pager watch, and all units are customer owned.

  Advertising and Marketing Alliances. The Company supports its marketing efforts with advertising and sales support in broadcast and print media, trade shows, events, direct mail and telephone marketing. In addition, the Company has conducted joint marketing programs with companies that provide other services to similar target audiences. For example, pursuant to joint development and marketing alliances with Casio, Compaq and Phillips, the Company's messaging services are co-marketed with such manufacturers' palmtop and handheld computers. Co-marketing activities include placing messaging service promotional materials in palmtop and handheld device packaging and hotlinks between the Company's and the manufacturers' websites.

  SkyTel's one-way and advanced messaging subscribers and resellers are billed monthly for service and for equipment rental, when applicable. Subscribers may also purchase their own equipment. The Company offers various service packages based on the type of services selected by the subscriber, which generally include a predetermined number of messages per month for a fixed monthly charge. Messages which exceed the prescribed monthly amount are charged on a per message block or per character basis. International coverage can be obtained for an additional charge. The Company also offers a variety of value added services in addition to its one-way and advanced messaging services such as SkyTalk and SkyQuote(R) (a stock market quotation service) for an additional charge. The term of SkyTel's service contracts vary and, in certain cases, may be terminated by either party upon 30 days' notice after an initial term, although a number of large customers have service contracts for fixed terms.

COMPETITION

  The Company believes that competition for subscribers for its one-way and advanced messaging services in the United States has historically been based primarily on the quality and breadth of service offered, the geographic area covered by the system and, more recently, on price. The Company believes that the quality of service of the SkyTel one-way messaging system compares favorably with that of its competitors and that geographic coverage of the one-way messaging network is comparable to the coverage of many of its competitors. The Company also believes that competitors offering or planning to offer nationwide one-way messaging services in the United States will continue to emphasize pricing as a significant competitive factor.

  A number of other companies (including AT&T, PageNet, AirTouch Paging and certain Bell operating companies) are offering nationwide or expanded regional one-way services that compete directly with the Company's one-way and advanced messaging services. Certain of these companies have succeeded in establishing a significant market presence. In addition, several of these companies currently resell SkyTel messaging services, and the Company cannot predict the extent to which competing nationwide or expanded regional one-way messaging services provided by such resellers will affect SkyTel's subscriber base.

  Certain companies such as AT&T and PageNet acquired multiple narrowband PCS licenses in the auction held by the FCC in 1994. In addition, the FCC conducted auctions of regional narrowband PCS spectrum. Four companies acquired licenses in all five regions and, as a result, will be able to interconnect all five regions and provide nationwide narrowband PCS service. Certain companies that have acquired narrowband PCS spectrum, such as PageNet and PageMart, Inc., have announced that they will offer services similar to the services available on the Company's Advanced Messaging Network, although Mtel cannot predict when such competing services will be available. PageNet has announced that it also plans to utilize its narrowband PCS spectrum to provide a portable voice messaging service. The Company cannot predict the extent to which PageNet's portable voice messaging service will compete with the one-way and advanced messaging services provided by the Company.

  Over the last three years, the FCC has conducted three separate auctions for broadband PCS spectrum. Although broadband PCS was designed primarily for two-way voice communications, many broadband PCS licensees are offering paging as a supplemental service available on their networks. Although the Company believes that narrowband PCS is better suited for data messaging services than broadband PCS, the Company cannot predict the extent to which the paging services provided by broadband PCS licensees will effectively compete with the one-way and advanced messaging services provided by the Company.

  The Company acknowledges that cellular telephone service may be perceived as being competitive with SkyTel's one-way and advanced messaging services. However, the Company believes that for its primary target market, the mobile professional, certain inconveniences associated with cellular roaming are overcome by using nationwide messaging as a complement to cellular service. Nationwide messaging service provides instant notification and screening of calls without the need to know the party's location, and offers ease of use and longer battery life. The calls can then be returned via the cellular telephone at the convenience of the user, thereby minimizing any roamer access fees and long-distance call charges. The Company further believes that the complementary aspects of the two services are demonstrated by the fact that certain cellular providers are resellers of SkyTel's services and that a significant portion of SkyTel's customers are also cellular users.

  The Company also experiences competition from companies providing wireless messaging services based on technology that is different from the Company's technology, including: (i) the existing two-way data networks operated by Ardis and RAM; (ii) enhanced specialized mobile radio services ("ESMR") such as Nextel Communications Corporation's ESMR network; and (iii) cellular digital packet data ("CDPD"), a protocol to send data over existing analog cellular networks. ESMR and existing two-way voice services primarily offer integrated vertical dispatch applications (used in taxi, courier and trucking services) and have indicated that they intend to offer alphanumeric type messaging and wireless data services.

  Certain of the Company's competitors in the United States such as AT&T and certain Bell operating companies possess substantially greater financial resources than the Company, and this could have a substantial competitive impact on SkyTel.

  The FCC has maintained in recent years an aggressive program of allocating additional spectrum for new wireless services in response to congressionally inspired auction schedules. The Company cannot predict the extent to which the FCC will make additional spectrum available for services that will compete with those offered by the Company.

  Continuing technological advances in the communications industry, as well as potential regulatory and legislative developments such as the availability of additional spectrum, make it impossible to predict the extent of future competition for the Company's businesses. Such technological advances and regulatory and legislative developments may, for example, make available other alternatives to the services provided by the Company, thereby creating additional sources of competition. In addition, future entrants into the market which possess significantly greater financial resources than Mtel could have a significant, adverse competitive impact upon the Company.

  The Company's international subsidiaries and joint ventures generally experience significant competition in the countries in which such subsidiaries and joint ventures operate. In many countries, the markets are generally characterized by fragmented, local messaging providers and competition is based primarily on price. In addition, the Company's international subsidiaries and joint venture in many countries compete with other wireless services such as cellular telephone service.

REGULATION

  SkyTel's one-way and advanced messaging operations in the United States, as well as Mtel's other domestic businesses, are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"), and may be conducted only on frequencies assigned by the FCC for use by the Company. SkyTel's one-way messaging operations are currently conducted on the 931 MHz Frequencies. The Company's Advanced Messaging Network currently operates on a paired channel in the 940-941 MHz frequency band, which is one of the two licenses acquired by the Company in the FCC's first auction of nationwide narrowband PCS spectrum held in July 1994. The Company's second license relates to a paired channel in the 901-902 MHz frequency band.

  In July 1994, the FCC also awarded the Company an unpaired narrowband PCS license pursuant to a Pioneer's Preference. However, the issuance of the Company's initial nationwide narrowband PCS license was conditioned by the FCC upon the payment of a license fee in the amount of $33.0 million. The FCC also conditioned the license upon Mtel substantially using the innovative technology for which it was granted the Pioneer's Preference and upon Mtel meeting certain coverage requirements. This FCC license also restricts Mtel from transferring control of the license for a period of three years or until certain coverage requirements are met, whichever period is less. Mtel filed an appeal challenging the condition requiring payment for this license, and in March 1996 the United States Court of Appeals for the District of Columbia Circuit issued a decision upholding the FCC's authority under the Communications Act to impose such a fee. However, the Court of Appeals remanded the matter to the FCC to consider the issue of Mtel's reliance upon earlier determinations by the FCC that Mtel would not be required to pay for the Pioneer's Preference license. The remand proceeding is currently pending before the FCC. Payment for this license will not be required to be made unless and until such litigation is finally resolved adversely to Mtel, although the Company has the option of electing not to acquire the spectrum in the event the FCC's demand for payment is upheld. Mtel does not currently utilize the frequency covered by this license.

  In 1994, the FCC adopted rules pursuant to which the FCC will utilize competitive bidding to select Commercial Mobile Radio Service ("CMRS") licensees when more than one entity has timely filed an application for the same license. These competitive bidding rules could require that FCC licensees make significant investments in order to obtain spectrum.

  Over the last four years, the FCC has adopted rules regarding the licensing of non-nationwide paging frequencies. These rules provide for the grant of non-nationwide paging frequencies on a geographic area basis rather than on a site-by-site approach previously used by the FCC. Geographic area licensing was first utilized for one-way service in the 1994 narrowband PCS auctions and is now used exclusively for all one-way services involving CMRS facilities. While the geographic licensing rules do not impact SkyTel's original nationwide one-way paging frequency or any of its advanced messaging frequencies which were assigned on an exclusive basis nationwide, SkyTel's second one-way 931 MHz frequency will be subject to these geographic licensing rules. The acquisition of additional licenses for this second one-way 931 MHz frequency in any geographic area in which SkyTel does not currently operate on this frequency may require SkyTel to participate in an FCC auction. SkyTel will not be required to participate in an auction in order to retain its existing licenses on the second one-way 931 MHz frequency at the time such licenses become subject to renewal.

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

  During 1997, the FCC completed several rulemaking proceedings that imposed additional surcharges or costs on the Company, including the Universal Service Fund, access reform, increased user fees, and charges for toll-free calls initiated from a pay telephone. In addition, each of the states has been authorized to impose Universal Service Fund charges based on intrastate service and the Company expects the individual states to begin imposing such charges in 1998. The Company, like other companies in the telecommunications industry that will be affected by these surcharges and costs, intends to pass on these surcharges and costs where permitted or take other appropriate action to minimize the impact of such surcharges and costs on the Company. The Company cannot predict the extent to which these surcharges and costs will impact the operating expenses of the Company.

  The Telecommunications Act of 1996 (the "1996 Act") authorizes the FCC to auction toll-free 800 and 888 numbers. Toll-free numbers are currently available without charge, except for certain minor administrative fees. Although there is uncertainty whether such auctions will, in fact, be conducted, such auctions could have the effect of increasing the operating costs of the Company's one-way and Advanced Messaging Networks.

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

  On February 15, 1997, the World Trade Organization Group on Basic Telecommunications adopted certain principles regarding foreign ownership of companies in the telecommunications industry which became effective as of February 9, 1998. Fifty-four countries adopted the U.S. sponsored Regulatory Reference Paper that calls for an increase in international competition in the telecommunications industry and which may have the effect of creating global markets. Although the 20% limitation on direct foreign ownership under the Communications Act will remain in effect, the U.S. sponsored Regulatory Reference Paper provides that a foreign entity organized in a country that adopted the Regulatory Reference Paper may acquire a greater ownership interest in an FCC licensee through a wholly-owned, intermediate entity if the country in which the foreign entity is organized grants reciprocal rights.

  In 1997, the FCC affirmed and scheduled for implementation revised radio frequency ("RF") standards pursuant to which all licensees are required to protect the general public and workers from the dangers associated with RF regulation. The revised federal standards require the Company, either working independently or in concert with co-located licensees, to safeguard sites from non-ionizing (i.e., heat-generating) radiation. The Company, and the industry in general, have not fully assessed the cost of complying with these new regulations.

  The 1996 Act limits the ability of state public utility or public service commissions to regulate intrastate wireless messaging services. As a result, states are limited in regulating entry through indirect obstacles and are restricted in applying RF emission standards different from those adopted on a federal level.

  The Company's international subsidiaries and joint ventures generally require governmental authorizations in each country to provide local, nationwide and international messaging services. In addition, the Company is required in certain countries to obtain governmental approvals prior to making an investment in a subsidiary or joint venture.

  Changes in the regulation of or the enactment of legislation affecting Mtel's domestic or international operations or the allocation of spectrum for services that compete with the Company's businesses could adversely affect Mtel's results of operations.

SOURCES OF EQUIPMENT

  The satellite capacity and most components of the infrastructure equipment which the Company uses in providing its one-way and advanced messaging services generally are available from multiple sources, and the Company anticipates that such satellite capacity and equipment will be available in sufficient quantities in the foreseeable future. Certain types of messaging units used on the one-way and Advanced Messaging Networks are available only from a single source, although the Company believes that such messaging units will be available in sufficient quantities as required by the Company. The Company is working with Motorola and Wireless Access to develop the next generation of advanced messaging units for use on the Advanced Messaging Network, and the Company cannot predict the extent to which it may experience delays in the delivery of such messaging units.

TRADEMARKS, PATENTS AND COPYRIGHTS

  The Company holds a number of United States trademarks and service marks, including, among others, the following federally registered marks: MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.; MTEL; NATIONWIDE NOW; SKYTEL; SKYTEL 2-WAY; SKYPAGER; SKYQUOTE; SKYTEL ACCESS; and SKYTALK. In addition, the Company owns common law rights in the United States to a number of other marks and holds a number of pending applications for trademarks and service marks in the United States, including, among others: DESTINEER; SKYCODER; SKYFINDER; and SKYTEL ASSURED. The Company also holds numerous registrations and pending applications for its trademarks and service marks in countries in which it has international operations.

  The Company holds several United States patents related to various aspects of its telecommunications businesses. For example, in 1992, the Company was issued a United States patent for the national paging control computer subscriber interface equipment that it uses in connection with the Advanced Messaging Network. The Company also holds a United States patent for a mobile paging call-back system. This technology integrates portable cellular radio telephones with paging (including nationwide paging) and permits incoming paging calls to be displayed on cellular telephones. The subscriber can then complete a telephone call to the displayed number by touching only one button on the cellular telephone. In 1997, the Company was issued additional United States patents further covering the two-way messaging systems including multicarrier techniques for use in bandlimited channels.

  The Company has filed various patent applications with the United States Patent and Trademark Office, including applications relating to paging networks and services, a seamless cellular network and advanced messaging services. The Company also holds patents and patent applications to protect its technologies in several foreign countries. The Company is the copyright owner of works of authorship it has created on its behalf, including computer software, brochures, advertisements, manuals and similar materials.

EMPLOYEES

  The Company and its subsidiaries employed a total of approximately 2,300 full and part-time personnel as of December 31, 1997, none of whom is represented by organized labor.

ITEM 2. PROPERTIES

  The Company currently leases a total of approximately 154,000 square feet of office space in the Mtel Centre in Jackson, Mississippi which serves as the Company's principal executive offices (the "Mtel Centre") pursuant to a lease entered into in August 1995. The lease for space in the Mtel Centre has a monthly rental rate of approximately $186,000 and expires on July 31, 2005. The Company also leases approximately 163,000 square feet of space in Jackson, Mississippi for customer service, technical services and inventory storage pursuant to leases entered into during the period from 1991 to 1996. Such leases have an average aggregate monthly rental rate of approximately $146,000 and begin to expire on June 30, 2002.

  SkyTel currently leases approximately 41,000 square feet of office space in downtown Washington, D.C., pursuant to a lease which commenced on July 1, 1991. The lease term is for ten years and has an average monthly rental rate of $164,000 plus SkyTel's proportionate share of operating costs and taxes. SkyTel has the option to renew the lease after June 30, 2001 for one five-year period at 95% of the then current market rate. In addition, SkyTel leases approximately 24,000 square feet of office space in New York City having an average aggregate monthly rental rate of approximately $67,000. The term of this lease expires on December 31, 1999.

  The Company and its subsidiaries own or lease office space in approximately 20 cities in 13 states which is used in conjunction with its nationwide messaging operations. These office leases provide for monthly rental rates ranging from $450 to $23,500. The Company also leases transmitter and receiver sites which are used primarily in conjunction with its messaging operations. These sites typically comprise relatively few square feet and are located in most cases on building rooftops, towers or other fixed structures. As of December 31, 1997, the Company leased approximately 2,000 transmitter sites in the United States in connection with its one-way messaging operations and approximately 3,800 transmitter and receiver sites for the Advanced Messaging Network for monthly rental rates ranging from approximately $40 to $2,100, which leases are for various terms.

ITEM 3. LEGAL PROCEEDINGS

  On February 20, 1997, a civil complaint was filed in the United States District Court for the District of Columbia. Kris Lindblom and Jack Fefer v. Mobile Telecommunication Technologies Corporation, SkyTel Corporation, J. Robert Fugate, Leonard G. Kriss, M. Bernard Puckett, Thomas G. Barksdale, Calvin C. LaRoche, Jai Bhagat and John N. Palmer, Civil Action No. 1:97CV00337. The Complaint has two counts, one alleging violations of Section 10(b) of the Exchange Act against all defendants, and one alleging violations of Section 20(a) of the Exchange Act against the Company and defendants Palmer and Puckett. The plaintiffs seek unspecified damages and to certify the case as a class action. Motions to dismiss the complaint were filed by the Company, SkyTel and each of the other defendants. On December 4, 1997, the United States District Court for the District of Columbia granted SkyTel's motion to dismiss. On January 6, 1998, the United States District Court for the District of Columbia entered an order transferring the case as to the other defendants to the United States District Court for the Southern District of Mississippi. The motions to dismiss the remaining defendants are pending and the defendants intend to vigorously defend the case. Subsequent to the filing of the complaint, the Company, as have other companies involved in private securities litigation, received from the staff of the Securities and Exchange Commission ("SEC") an informal inquiry letter seeking documents pertaining to consultants and products used in the development and operation of the Advanced Messaging Network. The Company is cooperating with the SEC staff.

  Except as set forth above and described in "Item 1. Business--Regulation", there are no material legal or regulatory proceedings involving the Company except license applications and renewals and other regulatory proceedings incident to the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is information concerning the executive officers of the Company as of March 1, 1998. The Company has entered into an employment agreement with each of Messrs. John N. Palmer, John T. Stupka, Jai P. Bhagat, John E. Welsh III, Robert Kaiser and Calvin C. LaRoche. The employment agreements for Messrs. Palmer, Stupka, Bhagat, Welsh, Kaiser and LaRoche expire on April 3, 2004, July 31, 2001, April 3, 2002, December 12, 1998, August 14, 1999 and May 31, 1998, respectively.

  Jai P. Bhagat, age 51, has served as Vice Chairman of the Company since May 1995 and as Executive Vice President and a director since October 1988.

  Thomas R. Ferguson, age 39, has served as Treasurer of the Company since May 1994. Mr. Ferguson, a certified public accountant, served as Director of Finance of the Company from August 1991 to May 1994.

  John E. Harvey, age 51, has served as Senior Vice President of SkyTel since September 1994. Prior to joining the Company, Mr. Harvey was the proprietor of Practice Management Services, a medical billing company, from 1992 to 1994.

  Robert Kaiser, age 43, has served as Senior Vice President-Finance and Chief Financial Officer of the Company since August 15, 1996. Prior to joining the Company, Mr. Kaiser served from March 1987 through August 1996 as Chief Financial Officer of Southwestern Bell Mobile System, Inc.

  Leonard G. Kriss, age 48, has served as a Senior Vice President, General Counsel and Secretary of the Company since February 1993. Prior to joining the Company, Mr. Kriss was a practicing corporate attorney and a partner in the law firm of Jones, Day, Reavis & Pogue which serves as outside legal counsel for the Company with respect to certain matters.

  Calvin C. LaRoche, age 52, has served as a Senior Vice President-Destineer since October 1996 and has served as Senior Vice President of the Company since June 1993. Mr. LaRoche also served as President and Chief Executive Officer of Mtel International, Inc. from June 1994 to October 1996. Prior to joining Mtel, Mr. LaRoche was employed by International Business Machines Corporation for 24 years.

  John N. Palmer, age 63, has served as the Chairman of the Board of Directors of the Company since October 1988, acting Chief Executive Officer of the Company from January 1, 1996 until August 1, 1996 and Chief Executive Officer of the Company from October 1988 to May 1995. Mr. Palmer previously served as Chairman of the Board, President and Chief Executive Officer of MCCA from 1973 to April 1989.

  Robert T. Pike, age 51, has served as Senior Vice President-Human Resources of the Company since October 1995. Prior to joining Mtel, Mr. Pike was employed for approximately six years by MCI both as the Director and Vice President of Human Resources.

  John T. Stupka, age 48, has served as President and Chief Executive Officer and a director of the Company since August 1, 1996. Prior to joining the Company, Mr. Stupka served as Senior Vice President--Strategic Planning of SBC Communications, Inc. from August 1995 to August 1996 and as President and Chief Executive Officer of Southwestern Bell Mobile Systems, Inc. from November 1985 to August 1995.

  John E. Welsh III, age 47, has served as Vice Chairman of the Company since May 1995, a director of the Company since September 1992, acting Chief Financial Officer of the Company from February 1996 until August 1996 and Managing Director of the Company from December 1992 to May 1995. Mr. Welsh was a principal in Seaport Capital, Inc., a financial advisory and merchant banking firm, from January 1992 to December 31, 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of the Company is traded in the over-the-counter market and quoted on the Nasdaq Stock Market under the symbol MTEL. As of March 2, 1998, the Common Stock was held by approximately 3,500 holders of record. The table below sets forth the reported high and low sales prices for the Common Stock on the Nasdaq National Market System for the years ended December 31, 1996 and 1997. This information does not include retail mark-ups, mark-downs or commissions.

                                                      1996            1997
                                                 --------------- ---------------
                                                  HIGH     LOW    HIGH     LOW
                                                 ------- ------- ------- -------
   First Quarter................................ $21 7/8 $12 5/8 $10 1/8 $5 1/8
   Second Quarter...............................  17 5/8  13 1/2  14 7/8   6
   Third Quarter................................  16 3/4   9 7/8  16 3/4  10 5/8
   Fourth Quarter...............................  16 1/8   8 1/8  23 7/8  14

  The Company has never paid dividends on the Common Stock and does not intend to pay dividends on the Common Stock in the foreseeable future. The Board of Directors of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company's businesses. Certain covenants in SkyTel's bank credit facility, as amended, and the indenture relating to the Company's 13.5% Senior Subordinated Discount Notes due 2002 prohibit the payment of cash dividends on the Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Sources of Funds" and Note 6 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

  The following table summarizes selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data and consolidated balance sheet data for each of the five years in the period ended December 31, 1997 have been derived from the Consolidated Financial Statements for those periods. The Company's Consolidated Financial Statements for each of the five years in the period ended December 31, 1997 have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect to the Consolidated Financial Statements as of December 31, 1996 and December 31, 1997 and for each of the years in the three-year period ended December 31, 1997 appears elsewhere in this Annual Report on Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                         YEAR ENDED DECEMBER 31,
                              --------------------------------------------------
                                1993      1994      1995      1996       1997
                              --------  --------  --------  ---------  ---------
                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
  Revenues:
    One-way messaging........ $131,595  $150,455  $225,146  $ 311,601  $ 338,022
    Advanced messaging.......      --        --      1,213      9,593     33,178
    International messaging..       80     2,485    10,121     20,289     30,602
    Other....................   12,790    10,330     9,511      9,046      6,166
                              --------  --------  --------  ---------  ---------
      Total revenues.........  144,465   163,270   245,991    350,529    407,968
  Operating income (loss)....   13,547   (24,579)  (58,422)  (130,947)   (34,934)
  Interest income (expense),
   net.......................   (2,691)    1,758     1,180    (38,915)   (51,102)
  Income (loss) before income
   taxes and equity income
   (loss)....................   14,949   (21,893)  (53,230)  (167,200)   (83,465)
  Equity in income (loss)
   from investments..........    2,705     3,849       946     (1,901)      (555)
  Net income (loss) before
   nonrecurring items........   16,963   (19,846)  (33,686)  (133,054)   (88,866)
  Net income (loss).......... $ 16,963  $(19,846) $(52,027) $(171,822) $ (88,866)
  Preferred dividend
   requirement...............   (1,697)   (8,438)   (8,438)   (11,595)   (13,045)
  Net income (loss) available
   to common stockholders.... $ 15,266  $(28,284) $(60,465) $(183,417) $(101,911)
  Income (loss) per common
   share..................... $   0.39  $  (0.77) $  (1.19) $   (3.38) $   (1.87)
CONSOLIDATED BALANCE SHEET
 DATA:
  Working capital............ $218,410  $185,551  $(34,934) $  27,042  $ (34,157)
  Total assets...............  406,052   715,471   851,414    803,260    741,745
  Long-term debt.............   99,398   273,629   333,259    402,491    398,232
  Total stockholders'
   investment................  278,717   366,077   423,540    301,395    196,334
  Total common shares
   outstanding...............   35,818    45,647    54,135     54,404     55,033

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is a discussion of the consolidated financial condition and results of operations of Mtel for the three years ended December 31, 1997 and certain factors that will affect Mtel's financial condition and results of operations. Mtel's principal operations include one-way messaging services in the United States, advanced messaging services provided on the narrowband PCS network in the United States and international one-way messaging operations.

  Certain statements set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute forward looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Among the factors that could cause actual results to differ materially are competitive pressures, the continuing improved performance of the Company's distribution channels, and the timely availability and market acceptance of new products and value-added services. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

  Revenues. Consolidated revenues increased 16% in 1997 as compared to 1996 and 43% in 1996 as compared to 1995. The increase in consolidated revenues in 1997 is primarily due to a 246% increase in revenues from advanced messaging services resulting, in large part, from sales of SkyWord Plus units, an advanced text messaging service with guaranteed delivery which was introduced by the Company in April 1997. The number of advanced messaging units in service increased 598% in 1997 as compared to 1996 and increased 93% in 1996 as compared to 1995.

  Revenues from one-way messaging operations in the United States increased 8% in 1997 as compared to 1996 and 38% in 1996 as compared to 1995. These increases in revenues were primarily attributable to increases in the number of one-way paging and voice messaging units in service in the United States which increased 6% in 1997 as compared to 1996 and 19% in 1996 as compared to 1995. Net unit additions on the one-way messaging network decreased in 1997 as compared to 1996, primarily as a result of the emphasis by the Company's direct sales force on the sale of advanced messaging services and the migration of nationwide alphanumeric one-way paging customers to the more efficient Advanced Messaging Network. Approximately 25% of SkyWord Plus sales in 1997 were upgrades from SkyTel one-way services.

  Overall average revenue per domestic unit in service decreased slightly to $25.47 in 1997 as compared to $25.73 in 1996. Average revenue per one-way messaging unit in service was $25.12 in 1997 as compared to $25.78 in 1996, and average revenue per advanced messaging unit declined to $29.77 in 1997 from $32.44 in 1996. The Company cannot predict future trends in average revenue per unit because of limited experience with usage charges from advanced messaging services and the planned introduction of new value added services in 1998.

  In 1998, the Company intends to continue to emphasize the distribution of its family of advanced messaging services, including SkyWord Plus, two-way interactive messaging and fixed location services. The Advanced Messaging Network provides the Company with the opportunity to place a substantially higher number of units in service because of significantly increased network capacity due to higher transmission speed and spectrum reuse. This increased capacity should permit the Company to achieve improved cash flow from operations on an incremental basis at such time as the Company places a sufficient number of advanced messaging units in service to cover the fixed costs of the Advanced Messaging Network and operating costs decline as a percentage of revenues. The Company also intends to continue to feature its one-way services through the promotion of products and services which more efficiently utilize the capacity of the Flex enabled one-way messaging network, such as the BeepWear pager watch and prepaid paging services, and the establishment of distribution channels which can effectively market these products and services. The ability of the Company to continue to achieve improved operating results will be dependent on the continued improved performance of its direct and reseller distribution channels, the success of new distribution channels and the timely availability and market acceptance of new products and value added services which the Company expects to introduce on the one-way messaging network and the Advanced Messaging Network in 1998. In addition, the Company cannot predict the extent to which competitive advanced messaging services will be available in 1998, if at all.

  Revenues from international operations increased 51% in 1997 as compared to 1996 and increased 100% in 1996 as compared to 1995. The increase in 1997 is primarily due to the inclusion of revenues of RadioMensaje which was acquired by Mtel Latam, the holding company for Mtel's Latin American operations and investments, on June 27, 1997. Excluding the impact of RadioMensaje, international revenue growth would have been approximately 23% in 1997 as compared to 1996. The increase in international revenues in 1996 as compared to

1995 was primarily due to maturing operations in Argentina and Colombia and the inclusion of the first full year of operations in Uruguay, which began operations as a majority-owned venture in 1995. Mtel's consolidated revenues during the three years ended December 31, 1997 included revenues recorded by the following subsidiaries:

                                % OWNERSHIP AS OF        DATE INCLUDED IN
     COUNTRY                    DECEMBER 31, 1997 CONSOLIDATED OPERATING RESULTS
     -------                    ----------------- ------------------------------
     Argentina.................       100%                April 1994
     Colombia..................        98%                June 1994
     Hong Kong*................       100%                June 1995
     Uruguay...................        90%                September 1995
     Puerto Rico...............       100%                October 1996
     Costa Rica................        75%                February 1997
     Venezuela.................       100%                December 1997

    --------
     *sold in July 1997

  For the years ended December 31, 1997, 1996 and 1995, revenues from one-way messaging operations in the United States provided approximately 83%, 89% and 92% of Mtel's consolidated revenue, respectively. Revenues generated by advanced messaging operations constituted 8% and 3% of consolidated revenues in 1997 and 1996, respectively, and were not material in 1995. Revenues from international messaging operations provided approximately 8%, 6% and 4% of Mtel's consolidated revenues in 1997, 1996 and 1995, respectively, and other Mtel operations provided approximately 1%, 2% and 4% of the Company's consolidated revenues in 1997, 1996 and 1995, respectively.

  Expenses. Expenses include operating expenses, selling, general and administrative expenses and depreciation and amortization.

  In September 1995, the Company commenced commercial operation of its Advanced Messaging Network in the United States. Prior to commencement of commercial operation, substantially all of the costs of developing and constructing the Advanced Messaging Network were capitalized in accordance with generally accepted accounting principles. Subsequently, the Company began expensing all costs associated with the operation of the Advanced Messaging Network, began depreciating and amortizing the infrastructure, spectrum costs and other capitalized costs, and has discontinued the capitalization of interest costs associated with borrowings used to fund the construction and development of the Advanced Messaging Network.

  Operating Expenses. Operating expenses primarily consist of salaries, telephone costs and transmitter and receiver site rentals associated with the Company's one-way and advanced messaging operations in the United States and international messaging operations, as well as expenses associated with the maintenance of the Company's domestic and international operating equipment and facilities. Operating expenses on a consolidated basis increased 8% in 1997 as compared to 1996 and 68% in 1996 as compared to 1995. The increase in 1997 is primarily due to increased transmitter and receiver site rentals resulting from the continued expansion of coverage of the Company's messaging networks in the United States and increased messaging unit refurbishment costs. The increase in 1996 reflects the inclusion for the first time of a full year of operating expenses related to the Advanced Messaging Network which, because of its design and functionality, has significantly higher fixed operating costs than the Company's one-way operations. The increases in each of the three years ended December 31, 1997 also reflect increased telephone and system costs associated with the increasing one-way and advanced messaging subscriber base in the United States and the expansion of the Company's international operations. As a percentage of revenues, operating expenses on a consolidated basis decreased to 31% in 1997 as compared to 33% in 1996 and 28% in 1995.

  Operating expenses related to the one-way messaging system in the United States increased 9% in 1997 as compared to 1996 and 31% in 1996 as compared to 1995, and as a percentage of revenues was 23% in 1997 and

1996 and 24% in 1995. Operating expenses related to advanced messaging operations in the United States increased 13% in 1997 as compared to 1996, but decreased as a percentage of revenues to 108% in 1997 as compared to 331% in 1996. Operating expenses of the Company's international subsidiaries increased 12% in 1997 as compared to 1996, and 69% in 1996 as compared to 1995, but decreased as a percentage of revenues to 31% in 1997 as compared to 42% in 1996 and 50% in 1995.

  The Company expects to incur increased operating expenses during 1998 and future periods, primarily as a result of the increase in the number of units in service on its one-way and advanced messaging networks in the United States and the continued expansion of coverage of the Advanced Messaging Network. In addition, operating expenses during 1998 and future periods will reflect monthly rental expenses recorded in connection with operating lease agreements entered into with Motorola Inc. ("Motorola") in the third and fourth quarters of 1997 pursuant to which the Company leased a total of 50,000 SkyWord Plus units valued at approximately $9.3 million. These lease agreements resulted in a corresponding decrease in the amount of capital expenditures recorded by the Company for messaging units during the third and fourth quarters of 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing and advertising costs, personnel costs associated with the direct sales and marketing staff, costs associated with customer support operations, and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses increased 1% in 1997 as compared to 1996 and 18% in 1996 as compared to 1995. The increase in 1997 is primarily due to the inclusion of selling, general and administrative expenses attributable to RadioMensaje in Argentina which was acquired by Mtel Latam in June 1997. The increase in 1996 primarily reflects selling, general and administrative expenses associated with the first full year of operations of the Advanced Messaging Network and additional costs associated with customer support operations, such as customer service, operator dispatch, billing and collections, which resulted from the continuing increase in units in service on the SkyTel one-way messaging system in the United States. Selling, general and administrative expenses in 1995 included costs of approximately $18.3 million that consisted primarily of one-time promotional and marketing expenses related to the launch of the Advanced Messaging Network. As a percentage of revenues, selling, general and administrative expenses on a consolidated basis declined to 56% in 1997 as compared to 65% in 1996 and 79% in 1995.

  Selling, general and administrative expenses related to one-way messaging operations in the United States decreased 3% in 1997 as compared to 1996 and increased 9% in 1996 as compared to 1995. Selling, general and administrative expenses related to the advanced messaging operations decreased 3% in 1997 as compared to 1996. International selling, general and administrative expenses increased 28% in 1997 as compared to 1996 and increased 30% in 1996 as compared to 1995, primarily due to the inclusion of additional consolidated international operations in each of these years.

  In 1998, selling, general and administrative expenses on a consolidated basis are expected to increase as a result of the Company's plans to continue to expand its direct sales force in the United States and to incur additional marketing expenses in connection with the promotion of products and services on its Advanced Messaging Network.

  Depreciation and Amortization Expenses. Depreciation and amortization expenses on a consolidated basis decreased 10% in 1997 as compared to 1996 and increased 136% in 1996 as compared to 1995. The decrease in 1997 is primarily due to the 1996 charge to depreciation expense of approximately $7.3 million, which represented a write down of the book value of obsolete paging equipment to fair market value and an adjustment resulting from a physical pager inventory reconciliation. The increase in 1996 as compared to 1995 is attributable, in large part, to depreciation and amortization of the network infrastructure, spectrum costs and other previously capitalized costs related to the Advanced Messaging Network, which the Company began to expense after commencement of commercial operation in September 1995. As a percentage of revenues, depreciation and amortization expenses on a consolidated basis were 22% in 1997 as compared to 29% in 1996 and 17% in 1995.

  Operating Income (Loss). The Company reported a consolidated operating loss of $34.9 million in 1997 as compared to a consolidated operating loss of $130.9 million in 1996 and $58.4 million in 1995. One-way messaging operations recorded operating income of $92.7 million in 1997, $52.3 million in 1996 and $21.2 million in 1995. Advanced messaging operations recorded an operating loss of $102.9 million in 1997, $119.1 million in 1996 and $54.3 million in 1995, and international operations recorded an operating loss of $22.9 million in 1997 as compared to $54.1 million in 1996 and $21.4 million in 1995. The Company expects SkyTel's one-way messaging business in the United States to continue to report operating income in 1998 and future periods as a result of the continued growth in profitable units in service, although the rate of migration of one-way nationwide alphanumeric subscribers to the Advanced Messaging Network could impact the levels of operating income. The Company expects to report operating losses on a consolidated basis during the first nine months of 1998 as a result of continuing operating losses related to its advanced messaging operations in the United States and international messaging operations. However, the Company expects to begin to report operating income on a consolidated basis by the fourth quarter of 1998 based on projected net unit additions on the Advanced Messaging Network, although this will be dependent on the continued improved performance of its direct and reseller distribution channels, the success of new distribution channels and the timely availability and market acceptance of new products and value added services which the Company expects to introduce in 1998 on its Advanced Messaging Network. In addition, the Company cannot predict the extent to which future operating results will be impacted by the introduction of services competitive with those available on the Advanced Messaging Network.

  Interest Expense and Interest Income. Interest expense increased 22% in 1997 as compared to 1996 and 284% in 1996 as compared to 1995. Interest expense during the three year period ended December 31, 1997 includes interest on the $265 million principal amount of 13.5% Senior Subordinated Discount Notes due 2002 (the "Senior Notes") issued in December 1994, the proceeds of which (after funding an escrow account in the amount of $93.6 million which provided for the payment of interest on the Senior Notes through December 15, 1997) were used primarily to fund equipment purchases and development and construction costs related to the Advanced Messaging Network. Interest expense in 1997 and 1996 also includes interest on borrowings under the Company's bank credit facility, which reflected a balance of $125.5 million as of December 31, 1997 as compared to $135.5 million as of December 31, 1996. Interest expense in 1997 also includes interest on notes issued in connection with the acquisition of RadioMensaje which was completed in June 1997 and borrowings by Mtel Latam which were incurred in the third and fourth quarters of 1997. Interest expense is expected to increase in 1998 as a result of additional borrowings expected to be incurred under the SkyTel bank credit facility and additional borrowings expected to be incurred by Mtel Latam under the $20 million credit facility established in December 1997. See "Liquidity and Capital Resources--Capital Requirements--International" and "Liquidity and Capital Resources--Sources of Funds--Senior Notes."

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, the Company capitalizes interest expense related to equity investments and the purchase of certain assets which constitute activities preliminary to the commencement of the investee's or purchaser's planned principal operations. The Company capitalized $6.1 million and $25.9 million in interest costs in 1996 and 1995, respectively. The Company did not capitalize any interest costs in 1997. In 1995, capitalized interest of $22.9 million related to costs associated with the Advanced Messaging Network incurred prior to commencement of commercial operations on September 19, 1995. The Company does not anticipate recording any capitalized interest expense in 1998.

  Interest expense in 1997, 1996 and 1995 was offset by interest income of $4.0 million, $6.2 million and $12.9 million, respectively. Interest income represented income generated by the investment of the net proceeds from the sale of the Senior Notes not immediately applied by the Company, including the amount held in escrow for the payment of interest on the Senior Notes. The amount held in escrow was eliminated with the interest payment due on the Senior Notes on December 15, 1997. See "Liquidity and Capital Resources-- Sources of Funds."

  Provision for Income Taxes. Mtel reported a net loss on a consolidated basis during each of the years ended December 31, 1997, 1996 and 1995 and, accordingly, no provision for federal income taxes has been made for such periods. The Company's provision for income taxes reflects state and local income taxes.

  Preferred Stock Dividends. The Company accrued an aggregate of approximately $8.4 million in each of the years ended December 31, 1997, 1996 and 1995 representing cash dividends on its $2.25 Preferred Stock. In addition, the Company accrued approximately $4.0 million in 1997 and $3.2 million in 1996 related to stock dividends accrued on the Company's 7.5% Cumulative Convertible Accruing Pay-in-Kind Preferred Stock (the "PIK Preferred Stock") issued in April and May of 1996. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income (loss), the amount of such dividends is deducted from net income for the purpose of determining net income (loss) per common share. See
Note 8 of Notes to Consolidated Financial Statements.

  Equity Income (Loss) from Investments. The Company generally records its share of operating results of international joint ventures in which it holds an ownership interest of 20% to 50% using the equity method of accounting. The Company recorded an equity loss attributable to such international joint ventures of $0.4 million in 1997, as compared to an equity loss of $1.4 million in 1996 and equity income of $1.2 million in 1995. The Company generally accounts for its investments in international joint ventures in which it holds less than a 20% equity interest using the cost method of accounting. See "Liquidity and Capital Resources--Sources of Funds-- Disposition of Non-Strategic Assets."

  Impairment of Certain Long-Lived Assets. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121, where applicable, requires that each long-lived asset be reviewed on an individual basis for recoverability of the carrying amount of such asset based on an estimate of the future cash flows to be generated by such asset. The Company adopted SFAS No. 121 for the year ended December 31, 1996.

  The Company recognized an impairment loss of approximately $38.8 million for the year ended December 31, 1996 with respect to those long-lived assets whose estimated future cash flows were projected to be less than the carrying value of such assets. The amount of the impairment loss is the difference between the carrying amount of the impaired assets and the fair value of such assets. Of this amount, approximately $27.5 million of the impairment loss related to certain of the Company's investments in Asia and Europe, and the balance related to certain domestic investments. See "Liquidity and Capital Resources--Capital Requirements--International."

  In 1997, the Company recorded a $2.2 million loss to write down the carrying value of its remaining investments in the Asia Pacific region, which are currently held for sale. The Company also recognized a $1.3 million loss related to the writeoff of its non-operational investments in the Latin American region. Such amounts were recorded as loss on sale of assets in the Company's consolidated financial statements for the year ended December 31, 1997.

  Net Income (Loss). The Company reported a consolidated net loss of $88.9 million in 1997 as compared to a consolidated net loss of $171.8 million in 1996 (which included the $38.8 million impairment loss) and $52.0 million in 1995. When combined with the effect of the dividends accrued on the $2.25 Preferred Stock and the PIK Preferred Stock, the Company reported a consolidated net loss per common share of $1.87 in 1997 as compared to consolidated net loss per common share of $3.38 in 1996, including the impairment loss, and $1.19 in 1995.

  The Company's one-way messaging operations reported net income of $87.2 million in 1997 as compared to net income of $48.3 million in 1996 and net income of $20.2 million in 1995. The Company's advanced messaging operations reported net losses of $148.8 million, $158.2 million and $62.2 million in 1997, 1996 and 1995, respectively, and international operations reported net losses of $26.5 million, $65.0 million and $21.4 million in 1997, 1996 and 1995, respectively. The net loss from international operations in 1997 included a $2.2 million writedown of the Company's remaining investments in the Asia Pacific region, which are currently held for sale, and a $1.3 million writedown of certain non-operational investments in the Latin American region. The consolidated net loss in 1997 was offset by a gain of approximately $7.4 million related to the sale of the Company's 19% equity interest in a Brazilian paging operation and a $1.4 million gain on the sale of the Company's shares of common stock of Wireless Access, Inc. ("Wireless Access"). The consolidated net loss in 1996 also included a net loss of approximately $4.2 million recorded on the sale of the Company's 29% equity interest in Mercury Paging Ltd. ("MPL"), which operated in the United Kingdom. The consolidated net losses in 1997, 1996 and 1995 were offset by gains of approximately $1.3 million, $6.6 million and $2.5 million, respectively, from the sale of common stock of American Mobile Satellite Corp. ("AMSC") owned by the Company.

  The Company expects to incur a net loss on a consolidated basis in 1998 as a result of continuing losses from its advanced messaging and international operations, although one-way messaging operations are expected to continue to generate net income during 1998 and future periods. The Company expects to report net income on a consolidated basis during 1999. However, see "Operating Income (Loss)" above for a discussion of factors that could affect the Company's future operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

 Capital Requirements

  The Company has required significant amounts of capital during the three year period ended December 31, 1997 to fund the development and expansion of its one-way and advanced messaging systems in the United States and its one-way messaging systems in certain countries outside the United States, primarily in Latin America. Set forth below is information regarding capital expenditures incurred during the three year period ending December 31, 1997 and projected capital expenditures for 1998.

  One-Way Messaging. Mtel incurred capital expenditures of $20.5 million, $67.5 million and $90.1 million in 1997, 1996 and 1995, respectively, related to the SkyTel one-way messaging system in the United States. Approximately $12.2 million, $43.4 million and $59.2 million of these capital expenditures in 1997, 1996 and 1995, respectively, related to the procurement of messaging units to support SkyTel's increasing one-way subscriber base, and the balance was used to fund the purchase of infrastructure equipment for the continued expansion of coverage of the one-way messaging network. Pager procurement in 1996 and 1995 included a substantial number of high speed Flex pagers which were exchanged for slower-speed POCSAG units then in service on the one-way messaging system in the United States to alleviate capacity constraints experienced during those periods on the one-way system.

  As of December 31, 1997, the Company had no formal commitments for capital expenditures related to the SkyTel one-way messaging system, but management anticipates that such capital expenditures in 1998 will be approximately $10-20 million. A significant portion of these projected capital expenditures will be used for the procurement of one-way messaging units, and projected capital requirements could vary based upon net unit additions placed in service on the SkyTel system.

  Advanced Messaging. In September 1995, the Company commenced commercial operation of its Advanced Messaging Network. The Company incurred capital expenditures for infrastructure equipment, messaging units, and development and construction costs related to the Advanced Messaging Network of $45.9 million, $46.0 million and $162.3 million in the years ended December 31, 1997, 1996 and 1995, respectively. Approximately $34.2 million, $8.4 million and $14.7 million of these capital expenditures in 1997, 1996 and

1995, respectively, related to the purchase of messaging units for use on the Advanced Messaging Network. The balance of the capital expenditures in 1997 and 1996 related to the expansion of network coverage in certain major metropolitan areas and continuing efforts to optimize and improve the performance and reliability of the Advanced Messaging Network.

  The Company anticipates that capital expenditures related to its Advanced Messaging Network in 1998 will total approximately $50-60 million, of which approximately $35-40 million will be used to procure advanced messaging units. The balance of the projected capital expenditures will be used to fund the continued expansion of network coverage in certain major metropolitan areas.

  As of December 31, 1997, Mtel had committed to purchase approximately $15.6 million of messaging units for the Advanced Messaging Network from Wireless Access in 1998. Mtel has also committed to purchase in 1998 approximately $6.0 million of advanced messaging units and approximately $14.2 million of infrastructure equipment for the continued expansion of coverage of the Advanced Messaging Network from Motorola. The commitments with Wireless Access and Motorola relating to the purchase of advanced messaging units may be satisfied through purchases by the Company's resellers.

  The Company is implementing programs designed to reduce the amount of capital expenditures incurred for messaging units. For example, in the third quarter of 1997, the Company entered into an arrangement with a third-party finance company to provide financing to Mtel's customers for a lease-to-own pager program. Under the lease-to-own program, a finance company will directly lease paging units to the Company's customers and will be paid a monthly rental fee for two years. The customer will have the opportunity to purchase the unit at the conclusion of the two-year period for an additional charge. The finance company has committed $10.0 million of funding for this program. In 1998, the Company also plans to implement a program designed to encourage customer owned and maintained units, and will initially offer the next generation of advanced messaging units to customers for sale only with no rental opportunity. The Company cannot predict the extent to which these programs will result in a reduction of its capital requirements. In addition, in the third and fourth quarters of 1997, the Company entered into operating lease agreements with Motorola pursuant to which the Company leased a total of 50,000 SkyWord Plus units having a value of approximately $9.3 million. The monthly lease payments for these messaging units will be recorded as an operating expense in the Company's financial statements during the term of these agreements with Motorola.

  In addition to the projected 1998 capital expenditures related to the one-way messaging network and the Advanced Messaging Network discussed above, the Company estimates that it will be required to incur capital expenditures in the amount of $15-20 million to enhance the Company's internal business systems and support functions.

  International. Approximately $10.1 million, $12.4 million and $23.2 million was required in 1997, 1996 and 1995, respectively, to fund the capital expenditures and working capital requirements related to the operations in Argentina, Colombia, Puerto Rico, Uruguay, Costa Rica, Venezuela (which became majority-owned in December 1997) and Hong Kong (which was sold in July 1997) where the licenses are held by wholly-owned or majority-owned subsidiaries. The Company also provided capital of approximately $2.4 million, $8.1 million and $5.6 million in 1997, 1996 and 1995, respectively, to fund its proportionate share of capital required by international joint ventures in which it holds a 50% or less equity interest.

  In September 1996, the Company completed the sale of a 20% equity interest in Mtel Latam for an aggregate purchase price of $35.0 million, of which approximately $10.2 million was paid to the Company as reimbursement for amounts invested in the Latin American operations during 1996. The remainder of the net proceeds from such sale was used to fund capital expenditures, working capital requirements and additional development efforts in the Latin American region. In connection with the sale of the equity interest in Mtel Latam, the Company designated Mtel Latam as an "unrestricted subsidiary" for purposes of the Company's bank credit agreement and the indenture relating to the Senior Notes. As a result of this designation, Mtel Latam is required to finance its operations and development efforts independent of the Company.

  On February 5, 1997, Mtel Latam completed the sale of its 19% equity interest in a Brazilian paging company for an aggregate purchase price of $14.3 million. Mtel Latam received $7.15 million of the proceeds less certain taxes, fees and expenses in February 1997, and the remaining $7.15 million plus interest at a rate of 12% per annum was paid in February 1998. Mtel recorded a gain on the sale of its equity interest in the Brazilian paging operation of approximately $7.4 million in 1997.

  On June 27, 1997, Mtel Latam purchased 100% of the outstanding shares of RadioMensaje, for an aggregate purchase price (in U.S. dollars) of $32.0 million, consisting of $16.0 million in cash and $16.0 million in debt securities. Debt securities with a principal amount of approximately $8.0 million were issued by Mtel Latam. These notes bear interest at a rate of 10% per annum during the first three months, increasing 1/2 of 1% per annum each month thereafter until maturity on June 27, 1998. These notes are classified as current notes payable on the Company's consolidated balance sheet as of December 31, 1997. Mtel Latam intends to use additional borrowings under the Latam Line of Credit (as defined below) to repay these notes at maturity. The remaining $8.0 million principal amount of debt securities was issued by Mtel Argentina S.A., a wholly-owned subsidiary of Mtel Latam. These notes bear interest at a rate of 8% per annum and are payable in semi-annual installments of principal and interest on each December 30 and June 30 commencing December 30, 1997 and continuing through June 30, 2001. These debt securities are classified as current and long-term debt on the Company's consolidated balance sheet as of December 31, 1997.

  On July 18, 1997, Mtel Latam entered into a Credit and Security Agreement (the "Latam Credit Agreement") with Credit Lyonnais New York Branch pursuant to which Mtel Latam could borrow up to $6.5 million. Borrowings under the Latam Credit Agreement bore interest at the matched rate (as defined in the Latam Credit Agreement) plus 2% and matured on February 12, 1998. The $6.5 million in borrowings under the Latam Credit Agreement were reflected as current notes payable on the Company's consolidated balance sheet as of December 31, 1997 and were repaid in February 1998.

  On December 31, 1997, Mtel Latam established a line of credit arrangement with Credit Lyonnais New York Branch (the "Latam Line of Credit"). Under the Latam Line of Credit, Mtel Latam may borrow up to $20.0 million to fund capital expenditures and working capital requirements (other than acquisitions). Borrowings under the Latam Line of Credit bear interest at the alternate base rate (as defined in the agreement) or the London Interbank Offered Rate ("LIBOR") (as defined in the agreement) and are secured by the capital stock of Mtel Latam's subsidiaries in Argentina, Colombia and Venezuela and its equity interest in the Mexican joint venture. Borrowings under the Latam Line of Credit are evidenced by a demand note and mature on September 30, 1998 or earlier at the discretion of Credit Lyonnais New York Branch. As of December 31, 1997, Mtel Latam had borrowings of $7.5 million outstanding under the Latam Line of Credit at an average interest rate of 13%, which were reflected as current notes payable on the Company's consolidated balance sheet as of December 31, 1997. Additional borrowings under the Latam Line of Credit are subject to the satisfaction of certain conditions, and the Company intends to use a portion of such additional borrowings to repay the $8.0 million principal amount of notes issued in the RadioMensaje acquisition which mature on June 27, 1998.

  The Company anticipates that Mtel Latam will require approximately $20-25 million in 1998 to fund capital expenditures and working capital requirements of its subsidiaries and capital contributions to its joint ventures in Latin America. However, this amount may vary, depending on Mtel Latam's expansion strategy and development efforts. Mtel Latam will be required to engage in additional debt or equity financings in order to fund these capital requirements and to repay the Latam Line of Credit, and there can be no assurance that Mtel Latam will be able to complete any additional financings on terms acceptable to Mtel Latam.

  In 1997, the Company began to divest its operations and investments in the Asia Pacific region in order to concentrate its international development efforts in Latin America. A covenant in the SkyTel bank loan agreement requires that the Company complete such divestiture for certain minimum proceeds on or before December 31, 1998. In 1997, the Company completed the sale of its operations in Hong Kong and its equity interests in joint ventures in China and the Philippines. The Company is currently involved in negotiations regarding the sale of its equity interests in Malaysia and Indonesia, but there can be no assurance that such transactions will be completed on or before December 31, 1998 or otherwise in compliance with this covenant. If these divestitures are not completed in compliance with this covenant, the Company will be required to obtain a waiver under the SkyTel bank loan agreement.

 Sources of Funds

  The Company has funded its capital requirements during the three years ended December 31, 1997 with the net proceeds from the sale of the Senior Notes and the PIK Preferred Stock, borrowings under SkyTel's bank credit facility, net cash provided by operations and proceeds from the sale of certain non-strategic assets. Net cash flows from operations on a consolidated basis totaled $30.1 million, ($47.6) million and $10.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in net cash flows from operations in 1997 as compared to 1996 is primarily due to increased cash flows generated from internal growth. In 1996, $33.0 million of the net cash flow deficit was related to changes in certain working capital accounts, including accounts receivable and accounts payable.

  Cash used in investing activities on a consolidated basis totaled $32.6 million, $54.3 million and $207.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. The reduction in net cash used in investing activities in 1997 as compared to 1996 is primarily due to a reduction in capital expenditures and investments in international ventures and was partially offset by proceeds from asset dispositions. A substantial portion of net cash used in investing activities in 1995 reflected capital expenditures relating to the development and construction of the Advanced Messaging Network and a repayment of short-term debt in the amount of $53.7 million.

  Cash flows from financing activities reflected net cash used in financing activities of $3.4 million for the year ended December 31, 1997 as compared to net cash provided by financing activities of $118.0 million and $61.1 million for the years ended December 31, 1996 and 1995, respectively. This decrease in cash from financing activities in 1997 as compared to 1996 is primarily due to the fact that the Company did not increase its borrowings under the SkyTel bank credit facility in 1997 and repaid $10.0 million of such borrowings. Net cash provided by financing activities in 1996 included a $70.0 million increase in long-term debt and a $55.9 million increase which represents the net proceeds from the sale of the PIK Preferred Stock.

  The Company intends to fund its capital requirements in 1998 from net cash provided by operating activities and borrowings under SkyTel's bank credit facility. See "Bank Credit Facility" below for a description of the material terms of the Company's bank credit facility, as amended, including borrowing availability thereunder in 1998 and 1999.

  Set forth below is a description of the major sources of capital available to the Company during the three years ended December 31, 1997, as well as sources of capital expected to be available to the Company through 1998. The following summary does not purport to be complete and is qualified in its entirety by reference to the various agreements and documents referred to below, each of which has been filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.

  Bank Credit Facility. In December 1995, SkyTel established a $250.0 million secured revolving credit facility with a syndicate of financial institutions led by Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York Branch, as documentation agent, and J.P. Morgan Securities Inc., as co-syndication agent. As part of the bank credit facility, SkyTel is also provided with access to letters of credit from Credit Lyonnais New York Branch in an amount not to exceed $20.0 million. Borrowings under the credit facility may be used for capital expenditures, working capital and other general corporate purposes. During 1997, the Company reduced its borrowings outstanding under the bank credit facility by $10.0 million, resulting in borrowings outstanding under the bank credit facility as of December 31, 1997 in the amount of $125.5 million. In addition, letters of credit in the amount of $11.3 million had been issued under the bank credit facility as of December 31, 1997, and the borrowing availability has been reduced by a corresponding amount.

  The bank credit facility provides that SkyTel may incur borrowings until its maturity date on December 31, 2001. As of December 31, 1997, the Company's borrowing availability under the bank credit facility was $200 million. Additional availability is subject to the approval of the Company's 1998 business plan by the banks holding at least 66 2/3% of the total outstanding borrowings under the facility. The Company's borrowing availability will remain at $200 million until December 31, 1998 at which time borrowing availability will decrease to $175 million if the Bank Group has not approved additional availability in accordance with the preceding sentence.

  The $250.0 million total commitment to SkyTel for borrowings under the facility reduces quarterly commencing on March 31, 1999. The quarterly reductions in the commitment are $22.5 million for each quarter in 1999, $27.5 million for each quarter in 2000 and $12.5 million for each quarter in 2001. If on the date of any such reduction in the commitment, outstanding borrowings exceed the commitment amount (as so reduced), SkyTel is obligated to repay the amount of such excess. The credit facility also provides that the commitment will be reduced by 75% of excess cash flow and 100% of the amount of net proceeds from the issuance of equity by Mtel, 100% of the amount of net proceeds from the sale or other disposition of any asset not in the ordinary course of business, and 100% of the amount of net proceeds from the issuance by Mtel of any subordinated debt, but only to the extent that the cumulative amount of such net proceeds exceeds $90.0 million.

  Borrowings under the bank credit facility are guaranteed by the Company and its subsidiaries that are incorporated in or operate within the United States. Indebtedness under the credit facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company, SkyTel and the subsidiary guarantors, including pledges of capital stock and notes evidencing intercompany indebtedness. The loan agreement relating to the bank credit facility, as amended, contains extensive covenants, including covenants limiting the incurrence of additional indebtedness and restricting the payment of cash dividends by both SkyTel and the Company, requires SkyTel and the Company to comply with various financial ratios and to achieve certain operating results during the term of the bank credit facility and contains customary cross default provisions. In addition, the loan agreement, as amended, provides that on or after December 30, 1999, if the terms of the indenture relating to the Senior Notes provides that SkyTel is no longer permitted to incur indebtedness under the bank credit facility, and so long as the Company complies with certain conditions, the obligations of SkyTel under the bank credit facility shall be assumed by the Company and SkyTel and each of the subsidiary guarantors shall be released from their obligations under the bank loan agreement.

  As a result of higher than projected capital expenditures in the fourth quarter of 1995, primarily related to the purchase of pagers to support one-way sales, the purchase of Flex pagers to alleviate capacity constraints on the one-way network and development costs associated with the Advanced Messaging Network, SkyTel incurred higher than expected borrowings under its bank credit facility. The capital expenditures and resulting borrowings caused SkyTel to be in violation of a capital expenditure covenant in its bank loan agreement as of December 31, 1995 and a leverage maintenance covenant during the first quarter of 1996, and resulted in a temporary suspension of the Company's borrowing availability under the bank credit facility. In March 1996, the lending banks waived these covenant violations and agreed to certain amendments to the bank loan agreement to provide additional operational flexibility under the bank credit facility.

  The March 1997 amendment to the bank credit facility amended certain financial and operating covenants contained in the original bank loan agreement to align these covenants with the Company's 1997 business plan. In addition, the March 1997 amendment requires the Company to comply with a ratio of total sources (which is defined as the sum of consolidated operating cash flow, unrestricted cash and cash equivalents, unused availability under the bank credit facility, any net reduction in consolidated net working capital and the net cash proceeds received from permitted asset sales or the issuance of equity securities or subordinated debt permitted under the bank loan agreement) to total uses (which is defined as the sum of consolidated capital expenditures, interest expense repayments, cash taxes actually paid and any other cash expense) on a quarterly basis commencing with the quarter ending June 30, 1997. If the Company fails to comply with the required fixed charge coverage ratio for any quarterly period, the Company will have the opportunity to correct such failure by consummating certain sales of non-strategic assets or capital markets transactions within 90 days following the end of such period.

  In October 1997, SkyTel and the bank group completed a further amendment to the bank credit facility which modified certain covenants. The amendment included the elimination of the covenant requiring the maintenance of a prescribed number of one-way messaging units in service and an extension, from December 31, 1997 to December 31, 1998, to complete the disposition of the Company's Asian operations and investments. This amendment was completed without the payment of any additional fees by Mtel.

  PIK Preferred Stock. In April and May of 1996, the Company completed the sale of 57,500 shares of its PIK Preferred Stock for an aggregate purchase price of $57.5 million. The proceeds from the sale of the PIK Preferred Stock have been used by the Company for general corporate purposes including the continued development and optimization of the Advanced Messaging Network. Holders of the PIK Preferred Stock are entitled to receive dividends out of funds legally available therefor at an annual rate of 7.5% (or $75 per share of PIK Preferred Stock), payable quarterly on each March 15, June 15, September 15 and December 15. The Company has the option, however, to pay dividends on the PIK Preferred Stock through the later of the fifth anniversary of the date of issuance or until cash dividends are permitted under the Company's bank credit facility or the indenture relating to the Senior Notes in the form of additional shares of PIK Preferred Stock. Dividends on the PIK Preferred Stock are cumulative and have been accrued from the date of original issue.

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

  Each share of PIK Preferred Stock will be convertible at the option of the holder into shares of Mtel Common Stock at conversion prices ranging from $17.90 to $18.19 per share of Mtel Common Stock, subject to adjustment upon the occurrence of certain events. Following the second anniversary of the date of issuance of the PIK Preferred Stock, the Company may redeem, in whole or in part, the outstanding PIK Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends. The bank credit facility, as amended, and the indenture relating to the Senior Notes prohibit the voluntary redemption of the PIK Preferred Stock. Commencing on the seventh anniversary of the date of issuance of the PIK Preferred Stock and continuing through the tenth anniversary thereof, the Company must redeem 7,500 shares of PIK Preferred Stock at a price of $1,000 per share, together with accrued and unpaid dividends thereon. See Note 8 of Notes to Consolidated Financial Statements for additional information relating to the terms of the PIK Preferred Stock.

  Senior Notes. In December 1994, Mtel issued $265.0 million principal amount of 13.5% Senior Subordinated Discount Notes due December 15, 2002 in a public offering underwritten by Bear, Stearns & Co. Inc., Alex. Brown & Sons Incorporated and J.P. Morgan Securities Inc. The net proceeds received by Mtel from the sale of the Senior Notes, after deducting the underwriting discount and expenses of the offering, were $255.7 million. The net proceeds, after making the deposit described below, were used by the Company for capital expenditures and initial working capital requirements related to the Advanced Messaging Network.

  Interest on the Senior Notes is payable semi-annually, in cash, on June 15 and December 15 of each year, commencing on June 15, 1995. The indenture relating to the Senior Notes required the Company to deposit approximately $93.6 million of the net proceeds to purchase a portfolio of securities, initially consisting of U.S. government securities (including any securities in respect thereof, the "Pledged Securities"), to provide for the payment of interest on the Senior Notes through December 15, 1997 and, under certain circumstances, as security for repayment of the principal of the Senior Notes. All of the Pledged Securities were applied to the payment of interest on the Senior Notes as of the December 15, 1997 interest payment, and the Company will be required to fund interest payments on the Senior Notes commencing with the interest payment due on June 15, 1998.

  The indenture relating to the Senior Notes, as amended, contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur certain additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, make certain other restricted payments, create certain liens, engage in any business other than the telecommunications business, enter into certain transactions with affiliates, sell assets, issue or sell equity interests or enter into certain mergers and consolidations. The indenture also contains customary cross default provisions.

  Under the amended terms of the indenture, the Company has the ability to incur additional senior debt, subject to the terms of its existing bank credit facility, as amended, to meet the Company's anticipated financial needs. The amount of senior debt that may be incurred under the covenants in the indenture is based, in part, on the number of messaging units placed in service since September 30, 1994 multiplied by an established dollar amount per unit. The amount per unit was established at $125 per unit through December 31, 1997, reducing to $100 per unit through December 31, 1998 and to $75 per unit thereafter. See Note 6 of Notes to Consolidated Financial Statements for additional information relating to the terms of the Senior Notes.

  Disposition of Non-Strategic Assets. The Company continually reviews its strategic business objectives with respect to its businesses and investments and may consider from time to time, subject to any restrictions imposed under the bank credit facility and the indenture relating to the Senior Notes, the disposition of non-strategic assets.

  Telephone Answering Service Operations--Effective March 31, 1997, the Company completed the sale of its American Communications Exchange ("ACX") telephone answering service operations for approximately $4.2 million. Proceeds from the sale equaled the net book value of these operations. As a result, no gain or loss was recorded on the transaction.

  Asian Operations and Investments--On July 15, 1997, the Company completed the sale of its 100%-owned subsidiary in Hong Kong for an aggregate purchase price of $1.7 million. During 1997, the Company completed the sale of its investments in the Philippines and the People's Republic of China. The aggregate purchase price for these sales totaled $600,000. Pursuant to the October 1997 amendment to the SkyTel bank credit facility, the Company is required to raise certain minimum proceeds from the sale of its operations and investments in the Asia Pacific region on or before December 31, 1998. As a result, the Company will be required to complete the sale of its equity interests in joint ventures that operate in Indonesia and Malaysia for certain minimum proceeds on or before such date or obtain a waiver of this covenant.


  Other--In 1997, 1996 and 1995, the Company sold its shares of common stock of AMSC resulting in net proceeds of $3.9 million, $8.9 million and $3.8 million, respectively. In December 1997, the Company also sold its capital stock in Wireless Access in connection with the sale of Wireless Access to Glenayre Electronics, Inc. for an aggregate purchase price of approximately $3.2 million. In 1996, the Company, in conjunction with the other stockholders of MPL, completed the sale of all of the issued and outstanding shares of MPL, including the Company's 29% equity interest in MPL. The Company received net pre-tax proceeds of approximately $26.4 million as a result of such sale and recorded a loss on this transaction of approximately $4.2 million.

YEAR 2000

  The Company will be required to modify its internal computer systems and its messaging networks in light of the date change that will occur in the year 2000. The Company is currently assessing the impact of year 2000 issues on its operations and the extent of programming changes that will be required to address this issue. Although final cost estimates have not yet been determined, the Company does not believe that year 2000 compliance costs will have a material impact on the Company's results of operations in 1998. The Company is also working with various vendors whose products and services may materially impact the Company's year 2000 compliance and is not aware that any such vendor will be unable to affect timely compliance.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. This Statement requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Mtel intends to comply with the disclosure requirements of this statement.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes new standards for reporting information about operating segments in annual financial statements of public business enterprises and requires disclosure of certain selected information about operating segments in interim financial reports. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Mtel intends to comply with this statement and has not yet determined the impact of SFAS No. 131 on its current segment reporting.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Consolidated Financial Statements--
 Balance Sheets--December 31, 1996 and 1997............................... F-3
 Statements of Operations for the three years ended December 31, 1997..... F-4
 Statements of Changes in Stockholders' Investment for the three years ended December 31, 1997................................................. F-5
 Statements of Cash Flows for the three years ended December 31, 1997..... F-6
 Notes to Consolidated Financial Statements............................... F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement relating to the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. See Index to Consolidated Financial Statements on Page F-1 hereof.
  2. Financial Statement Schedules of the Company.

     II Valuation and Qualifying Accounts................................. FA-2
     Report of Independent Public Accountants on Financial Statement
      Schedule of the Company............................................. FA-3

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

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
   3.1   Restated Certificate of Incorporation of the Company
         (Exhibit 3.3 to the Registration Statement on Form 10
         filed on November 18, 1988 and effective on December 29,
         1988)....................................................     I/B/R
   3.2   Bylaws of the Company, as amended (Exhibit 3.4 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R
   4.1   Certificate of Designations of Series C Junior
         Participating Preferred Stock of the Company (Exhibit 3
         to the Registration Statement on Form 8-A of the Company
         filed on August 3, 1989).................................     I/B/R
   4.2   Rights Agreement dated as of July 26, 1989 between the
         Company and NCNB Texas National Bank (Exhibit 2 to the
         Registration Statement on Form 8-A of the Company filed
         On August 3, 1989).......................................     I/B/R
   4.3   Form of Right Certificate of the Company (Exhibit 1 to
         the Registration Statement on Form 8-A of the Company
         filed on August 3, 1989).................................     I/B/R
   4.4   Indenture dated as of May 28, 1992 between the Company
         and NationsBank of Texas, N.A., as Trustee, relating to
         the Company's 6.75 % Convertible Subordinated Debentures
         Due May 15, 2002, including as an exhibit thereto the
         form of Debenture (Exhibits 4.3 and 28 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1992)......................................     I/B/R
   4.5   Form of Indenture between the Company and Texas Commerce
         Bank National Association, As Trustee, relating to the
         13.5 % Senior Notes due 2002, including as an exhibit
         thereto the form of the Note (Exhibit 4.8 to the
         Company's Registration Statement on Form S-3 filed on
         November 10, 1994 and effective on December 21, 1994)....     I/B/R
   4.6   Certificate of Designations of the $2.25 Cumulative
         Convertible Exchangeable Preferred Stock of the Company
         (Exhibit 4.1 to the Company's Quarterly Report on Form
         10-Q for The quarter ended September 30, 1993)...........     I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
  4.7    Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and Among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.7 to the Company's Annual Report On Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.8    Contribution Agreement of the Company dated as of
         December 21, 1995 entered into in Connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.8 to The Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.9    Patent and Security Agreement of the Company dated as of
         December 21, 1995 entered Into in connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.9 to The Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.10   Trademark Security Agreement of the Company dated as of
         December 21, 1995 entered Into in connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.10 to The Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.11   Copyright Security Agreement of the Company dated as of
         December 21, 1995 entered into In connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.11 to The Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.12   Subordination Agreement dated as of December 21, 1995 by
         and among the Company and Chemical Bank. (Exhibit 4.12 to
         the Company's Annual Report on Form 10-K for the year
         Ended December 31, 1995).................................     I/B/R
  4.13   Amendment No. 1 dated as of March 27, 1996 to the Credit,
         Security, Guaranty and Pledge Agreement dated as of
         December 21, 1995 by and among the Company, the lenders
         Referred to therein, Chemical Bank, Credit Lyonnais New
         York Branch and J.P. Morgan Securities, Inc. (Exhibit
         4.13 to the Company's Annual Report on Form 10-K for the
         year Ended December 31, 1995)............................     I/B/R
  4.14   Certificate of Designation relating to the Series A 7.5%
         Cumulative Convertible Accruing Pay-In-Kind Preferred
         Stock (Exhibit 4.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996)..........     I/B/R
  4.15   Certificate of Designation relating to the Series B 7.5%
         Cumulative Convertible Accruing Pay-In-Kind Preferred
         Stock (Exhibit 4.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996)..........     I/B/R
  4.16   Certificate of Designation relating to the Series C 7.5%
         Cumulative Convertible Accruing Pay-In-Kind Preferred
         Stock (Exhibit 4.3 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996)..........     I/B/R
  4.17   Supplemental Indenture dated as of July 18, 1996 between
         the Company and Texas Commerce Bank National Association,
         as Trustee, relating to the 13.5% Senior Notes due 2002
         (Exhibit 4.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1996)................     I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
  4.18   Amendment No. 2 dated as of August 23, 1996 to the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995, as amended, by and among the
         Company, the lenders referred to therein, Chase Manhattan
         Bank, Credit Lyonnais New York Branch and J.P. Morgan
         Securities, Inc. (Exhibit 4.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1996)....................................................     I/B/R
  4.19   Amendment No. 3 dated as of March 26, 1997 to the Credit,
         Security, Guaranty and Pledge Agreement dated as of
         December 21, 1995, as amended, by and among the Company,
         the lenders referred to therein, the Chase Manhattan
         Bank, Credit Lyonnais, New York Branch and J. P. Morgan
         Securities, Inc. (Exhibit 4.19 to the Company's Annual
         Report on Form 10-K for the year ended December 31,
         1996)....................................................     I/B/R
  4.20   Certificate of Amendment of Restated Certificate of
         Incorporation dated May 30, 1996 (Exhibit 4.20 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1996).......................................     I/B/R
  4.21   Amendment No. 4 dated as of October 8, 1997 to the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995, as amended, by and among the
         Company, the lenders referred to therein, Chase Manhattan
         Bank, Credit Lyonnais, New York Branch and J.P. Morgan
         Securities, Inc. (Exhibit 4.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1997).     I/B/R
 10.1*   Employment Agreement dated November 19, 1988 between the
         Company and John N. Palmer (Exhibit 10.9 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R
 10.2*   Employment Agreement dated November 19, 1988 between the
         Company and Jai P. Bhagat (Exhibit 10.12 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R
 10.4*   Form of Indemnification Agreement (Exhibit 10.16 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R
 10.5*   1988 Executive Incentive Plan, as amended, of the Company
         including as exhibits thereto the forms of non-qualified
         and incentive stock option agreements (Exhibit 10.18 to
         the Registration Statement on Form 10 of the Company
         filed on November 18, 1988 and effective on December 29,
         1988)....................................................     I/B/R
 10.6*   Form of Non-Qualified Stock Option Agreement for non-
         officer directors of the Company (Exhibit 10.19 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R
 10.7*   1990 Executive Incentive Plan of the Company including as
         an exhibit thereto the form of non-qualified stock option
         agreement (Exhibit 10.16 to the Company's Annual Report
         on Form 10-K for the year ended December 31, 1990).......     I/B/R
 10.8    Services Agreement dated January 24, 1991 between Rogers
         Cantel Mobile, SkyTel Corp. and Mtel International, Inc.
         (Exhibit 10.31 to the Company's Annual Report on Form 10-
         K for the year ended December 31, 1991)..................     I/B/R
 10.9    Joint Venture Agreement dated as of April 11, 1991 by and
         between Mtel International, Inc. and Radio Telefonia
         Movil Metropolitana, S.A. de C.V. (Exhibit 10.27 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1991).......................................     I/B/R
 10.10*  Employment Agreement dated as of December 14, 1992
         between the Company and John E. Welsh III (Exhibit 10.28
         to the Company's Annual Report on Form 10-K for the year
         ended December 31, 1992).................................     I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
  10.11* Short-Term Management Incentive Plan (Exhibit 10.30 to
         the Company's Annual Report on Form 10-K for the year
         ended December 31, 1992).................................     I/B/R
  10.12* Long-Term Management Incentive Plan (Exhibit 10.31 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1992).......................................     I/B/R
  10.13  Form of Stockholders Agreement among the Company, SkyTel and Sky Acquisition Corp. (Exhibit 10.37 to the Company's
         Registration Statement on Form S-4 filed on October 26,
         1994 and effective on December 14, 1994).................     I/B/R
  10.14  Technology Development and Marketing Agreement dated
         March 23, 1994, by and between Microsoft Corporation and
         Destineer Corp. (Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1994)....................................................     I/B/R
  10.15* Employment Agreement dated June 1, 1994 between the
         Company and Calvin C. LaRoche (Exhibit 10.32 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1994).......................................     I/B/R
  10.16  MCI Special Customer Arrangement between the Company and
         MCI Telecommunications Corporation dated as of August 22,
         1994 (Exhibit 10.33 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1994)..........     I/B/R
  10.17  First Amendment to MCI Special Customer Arrangement
         between the Company and MCI Telecommunications
         Corporation dated as of January 9, 1995 (Exhibit 10.34 to
         the Company's Annual Report on Form 10-K for the year
         ended December 31, 1994).................................     I/B/R
  10.18* Amended 1990 Executive Plan of the Company (Exhibit 10.1
         to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1995).............................     I/B/R
  10.19  Lease Agreement dated June 14, 1995 by and between
         Security Centre, Inc. and the Company (Exhibit 10.30 to
         the Company's Annual Report on Form 10-K for the year
         ended December 31, 1995).................................     I/B/R
  10.20  Stock Exchange Agreement dated as of July 19, 1995 by and among the Company, Microsoft Corporation, Kleiner Perkins
         Caufield & Byers VI, L.P., KPCB VI Founders Fund, L.P.,
         William H. Gates, Paul G. Allen, Integral Capital
         Partners, L.P. and Integral Capital Partners
         International C.V. (Exhibit 10.31 to the Company's Annual
         Report on Form 10-K for the year ended December 31,
         1995)....................................................     I/B/R
  10.21  Stockholder Agreement dated as of September 15, 1995 by and between the Company and Microsoft Corporation
         (Exhibit 10.32 to the Company's Annual Report on Form 10-
         K for the year ended December 31, 1995)..................     I/B/R
  10.22  Form of Stock Purchase Agreement relating to the Sale of the Series A, Series B and Series C 7.5% Cumulative
         Convertible Accruing Pay-In-Kind Preferred Stock (Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1996)........................     I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
 10.23   Stockholder Agreement dated as of March 29, 1996 by and
         between the Company and Microsoft Corporation (Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1996)........................     I/B/R
 10.24   Form of Registration Rights Agreement relating to the
         Series A, Series B and Series C 7.5% Cumulative
         Convertible Accruing Pay-In-Kind Preferred Stock (Exhibit
         10.3 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1996)........................     I/B/R
 10.25   Purchase Agreement dated as of September 19, 1996, by and
         between Mtel Latin America, Inc. and Newbridge Latin
         America, L.P. (Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1996)....................................................     I/B/R
 10.26   Contribution, Registration Rights and Standstill
         Agreement dated as of September 19, 1996 by and among the
         Company, Newbridge Latin America, L.P. and TPG Partners,
         L.P. (Exhibit 10.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996)......     I/B/R
 10.27   Stockholders and Exchange Rights Agreement dated as of
         September 19, 1996 by and among Mtel Latin America, Inc.,
         Mtel International, Inc. and Newbridge Latin America,
         L.P. (Exhibit 10.3 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996)......     I/B/R
 10.28   Subscription Agreement dated as of September 19, 1996 by
         and between Newbridge Latin America, L.P. and Mtel Puerto
         Rico, Inc. (Exhibit 10.4 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1996)....................................................     I/B/R
 10.29   Stockholders and Exchange Rights Agreement dated as of
         September 19, 1996 by and among Mtel Puerto Rico, Inc.,
         Mtel Latin America, Inc. and Newbridge Latin America,
         L.P. (Exhibit 10.5 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996)......     I/B/R
 10.30*  Employment Agreement dated as of August 1, 1996 by and between the Company and John T. Stupka. (Exhibit 10.6 to
         the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1996)........................     I/B/R
 10.31*  Employment Agreement dated as of August 15, 1996 by and between the Company and Robert Kaiser. (Exhibit 10.7 to
         the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1996)........................     I/B/R
 10.32*  Form of Restricted Stock Agreement under the 1990
         Executive Incentive Plan. (Exhibit 10.8 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1996)......................................     I/B/R
 10.33   Stock Purchase Agreement dated June 6, 1997 by and among
         BGH S.A., Motorola International Development Corporation
         and Jacobel S.A., as Sellers, and Mtel Latin America,
         Inc., as Purchasers (Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June
         30, 1997)................................................     I/B/R
 10.34   Form of Bridge Note of Mtel Latin America, issued as of
         June 27, 1997 in the aggregate amount of U.S. $8 million
         (Exhibit 10.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1997)................     I/B/R
 10.35   Form of Promissory Note of Mtel Argentina S.A., issued as
         of June 27, 1997 in the aggregate amount of U.S. $8
         million (Exhibit 10.3 to the Company's Quarterly Report
         on Form 10-Q for the quarter ended June 30, 1997)........     I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
  10.36  Pledge Agreement dated June 27, 1997 by Mtel Latin
         America, Inc., as Pledgor, in favor of The Chase
         Manhattan Bank, as Collateral Agent, for the benefit of
         BGH S.A., Motorola International Development Corporation
         and Jacobel S.A., as Sellers (Exhibit 10.4 to the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended June 30, 1997).....................................     I/B/R
  10.37  Credit and Security Agreement dated as of July 18, 1997 among Mtel Latin America, Inc. and Credit Lyonnais New
         York Branch. (Exhibit 10.5 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1997).     I/B/R
  10.38  Demand Promissory Note of Mtel Latin America, issued as of December 31, 1997 in the amount of U.S. $20 million...
  10.39  Revised Form of Reseller Agreement.......................
  21.1   Subsidiaries of the Company..............................
  23.1   Consent of Arthur Andersen LLP...........................
  27.1   Financial Data Schedule..................................

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

                                          Mobile Telecommunication
                                          Technologies Corp.

                                                    /s/John T. Stupka
                                          By :_________________________________
                                                       John T. Stupka
                                               President and Chief Executive
                                                          Officer

Date: March 25, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

         /s/John T. Stupka           President, Chief Executive    March 25, 1998
____________________________________  Officer and Director
           John T. Stupka             (Principal Executive
                                      Officer)

          /s/Robert Kaiser           Senior Vice President--       March 27, 1998
____________________________________  Finance and Chief Financial
           Robert Kaiser              Officer
                                      (Principal Financial and
                                      Accounting Officer)

          /s/Haley Barbour           Director                      March 23, 1998
____________________________________
           Haley Barbour

       /s/Thomas G. Barksdale        Director                      March 24, 1998
____________________________________
        Thomas G. Barksdale

          /s/Jai P. Bhagat           Director                      March 25, 1998
____________________________________
           Jai P. Bhagat

        /s/Gregory B. Maffei         Director                      March 27, 1998
____________________________________
         Gregory B. Maffei

         /s/John N. Palmer           Chairman of the Board         March 30, 1998
____________________________________
           John N. Palmer

        /s/R. Faser Triplett         Director                      March 27, 1998
____________________________________
         R. Faser Triplett

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

        /s/R. Gerald Turner          Director                      March 25, 1998
____________________________________
          R. Gerald Turner

          /s/E. Lee Walker           Director                      March 25, 1998
____________________________________
           E. Lee Walker

        /s/John E. Welsh III         Director                      March 26, 1998
____________________________________
         John E. Welsh III

          MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Consolidated Financial Statements--
 Balance Sheets--December 31, 1996 and 1997............................... F-3
 Statements of Operations for the three years ended December 31, 1997..... F-4
 Statements of Changes in Stockholders' Investment for the three years ended December 31, 1997................................................. F-5
 Statements of Cash Flows for the three years ended December 31, 1997..... F-6
 Notes to Consolidated Financial Statements............................... F-7

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Mobile Telecommunication Technologies Corp.:

  We have audited the accompanying consolidated balance sheets of Mobile Telecommunication Technologies Corp. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' investment and cash flows for each of the years in the three year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Telecommunication Technologies Corp. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three year period then ended in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Jackson, Mississippi,
February 18, 1998.

          MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1997
                                                    ------------  ------------
ASSETS:
Current assets:
  Cash and cash equivalents........................ $ 25,744,724  $ 19,812,116
  Accounts receivable, net of allowance for losses.   64,797,525    53,790,128
  Assets held for sale.............................    8,000,000     2,173,375
  Other current assets.............................    3,725,376     3,179,697
                                                    ------------  ------------
    Total current assets...........................  102,267,625    78,955,316
                                                    ------------  ------------
Messaging networks:
  Property and equipment, net......................  288,870,518   294,746,109
  Certificates of authority and license cost, net..  153,070,879   150,623,083
  Network construction and development costs, net..   80,173,364    70,383,491
                                                    ------------  ------------
    Total messaging networks.......................  522,114,761   515,752,683
                                                    ------------  ------------
Goodwill, net......................................   83,949,489   106,164,387
Investment in unconsolidated international ven-
 tures.............................................   29,641,441    16,786,882
Other assets:
  Securities restricted for debt service...........   32,546,458           --
  Other............................................   32,740,100    24,085,628
                                                    ------------  ------------
    Total other assets.............................   65,286,558    24,085,628
                                                    ------------  ------------
                                                    $803,259,874  $741,744,896
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' INVESTMENT:
Current liabilities:
  Current maturities of long-term debt............. $     31,263  $  1,021,526
  Accounts payable.................................   31,733,303    28,925,887
  Accrued liabilities..............................   43,461,019    61,164,411
  Notes payable....................................          --     22,000,000
                                                    ------------  ------------
    Total current liabilities......................   75,225,585   113,111,824
                                                    ------------  ------------
Long-term liabilities..............................    3,157,320     7,187,943
Long-term debt, net of current maturities..........  402,491,222   398,231,558
Minority interest..................................   20,990,363    26,879,386
Commitments and contingencies
Stockholders' investment:
  Preferred stock, par value $.01 per share;
   25,000,000 shares authorized; 3,750,000 shares
   of $2.25 Cumulative Convertible Exchangeable
   Preferred Stock outstanding in 1996 and 1997
   ($187,500,000 aggregate liquidation value); 7.5%
   Cumulative Convertible Accruing PIK Preferred
   Stock; shares outstanding: 57,500 in 1996 and
   52,500 in 1997..................................       38,075        38,025
  Common stock, par value $.01 per share;
   100,000,000 shares authorized; shares
   outstanding: 54,404,188 in 1996 and 55,032,602
   in 1997.........................................      544,042       550,326
  Additional paid-in capital.......................  618,212,220   619,464,704
  Accumulated deficit.............................. (316,800,646) (418,711,968)
  Cumulative translation adjustment................     (598,307)   (5,006,902)
                                                    ------------  ------------
    Total stockholders' investment.................  301,395,384   196,334,185
                                                    ------------  ------------
                                                    $803,259,874  $741,744,896
                                                    ============  ============

        The accompanying notes are an integral part of these statements.

          MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                         1995          1996           1997
                                     ------------  -------------  -------------
Revenues:
  U.S. operations..................  $235,870,191  $ 330,239,055  $ 377,366,364
  International operations.........    10,120,802     20,289,596     30,601,443
                                     ------------  -------------  -------------
                                      245,990,993    350,528,651    407,967,807
Expenses:
  Operating........................    69,000,425    115,784,932    124,492,192
  Selling, general and
   administrative..................   193,103,060    226,984,752    228,234,200
  Depreciation and amortization....    42,309,249     99,938,576     90,174,824
  Writedown of international and
   other assets....................           --      38,768,024            --
                                     ------------  -------------  -------------
                                      304,412,734    481,476,284    442,901,216
                                     ------------  -------------  -------------
Operating income (loss)............   (58,421,741)  (130,947,633)   (34,933,409)
Interest income....................    12,935,133      6,229,680      4,020,984
Interest expense...................   (11,754,931)   (45,144,814)   (55,122,860)
Gain on sales of assets............     2,689,150      2,367,976      3,740,970
Other income (expense).............     1,322,800        295,176     (1,171,021)
                                     ------------  -------------  -------------
Income (loss) before income taxes
 and equity income (loss)..........   (53,229,589)  (167,199,615)   (83,465,336)
Provision (benefit) for income
 taxes.............................      (256,494)     2,720,982      4,845,976
Equity in income (loss) from
 investments.......................       945,684     (1,901,311)      (555,200)
                                     ------------  -------------  -------------
Net income (loss)..................  $(52,027,411) $(171,821,908) $ (88,866,512)
Preferred dividend requirement.....     8,437,500     11,594,803     13,044,810
                                     ------------  -------------  -------------
Net income (loss) available to
 common stockholders...............  $(60,464,911) $(183,416,711) $(101,911,322)
                                     ============  =============  =============
Net income (loss) per common share:
  Basic............................  $      (1.19) $       (3.38) $       (1.87)
                                     ============  =============  =============
  Diluted..........................  $      (1.19) $       (3.38) $       (1.87)
                                     ============  =============  =============


        The accompanying notes are an integral part of these statements.

          MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

                          PREFERRED STOCK       COMMON STOCK      ADDITIONAL                  CUMULATIVE
                         ------------------  -------------------    PAID-       ACCUMULATED   TRANSLATION
                          SHARES    AMOUNT     SHARES    AMOUNT   IN CAPITAL      DEFICIT     ADJUSTMENT
                         ---------  -------  ---------- -------- ------------  -------------  -----------
Balance, December 31,
 1994................... 3,750,000  $37,500  45,646,719 $456,467 $439,038,067  $ (72,919,024) $  (536,197)
 Net loss...............       --       --          --       --           --     (52,027,411)         --
 Preferred stock
  dividend requirement..       --       --          --       --           --      (8,437,500)         --
 Exercise of stock
  options...............       --       --      936,379    9,364    6,910,988            --           --
 Conversion of
  convertible
  subordinated debt into
  common stock..........       --       --      116,500    1,165    1,163,835            --           --
 Employee Stock Purchase
  Plan..................       --       --       43,140      431      625,991            --           --
 Acquisition of SkyTel
  minority interest.....       --       --    3,390,573   33,906   49,266,094            --           --
 Acquisition of
  Destineer minority
  interest..............       --       --    4,001,400   40,014   60,832,784            --           --
 Currency translation
  adjustment............       --       --          --       --           --             --      (956,225)
                         ---------  -------  ---------- -------- ------------  -------------  -----------
Balance, December 31,
 1995................... 3,750,000   37,500  54,134,711  541,347  557,837,759   (133,383,935)  (1,492,422)
 Net loss...............       --       --          --       --           --    (171,821,908)         --
 Preferred stock
  dividend requirement..       --       --          --       --           --     (11,594,803)         --
 Exercise of stock
  options...............       --       --      204,093    2,041    1,824,245            --           --
 Conversion of
  convertible
  subordinated debt into
  common stock..........       --       --       28,511      285      291,224            --           --
 Employee Stock Purchase
  Plan..................       --       --       36,873      369      453,907            --           --
 Sale of Mtel Latin
  America, Inc.
 minority interest......       --       --          --       --     1,912,070            --           --
 Issuance of PIK
  Preferred Stock.......    57,500      575         --       --    55,893,015            --           --
 Currency translation
  adjustment............       --       --          --       --           --             --       894,115
                         ---------  -------  ---------- -------- ------------  -------------  -----------
Balance, December 31,
 1996................... 3,807,500   38,075  54,404,188  544,042  618,212,220   (316,800,646)    (598,307)
 Net loss...............       --       --          --       --           --     (88,866,512)         --
 Preferred stock
  dividend requirement..       --       --          --       --           --     (13,044,810)         --
 Exercise of stock
  options...............       --       --       93,696      937      559,956            --           --
 Conversion of
  convertible
  subordinated debt into
  common stock..........       --       --       26,700      267      266,733            --           --
 Employee Stock Purchase
  Plan..................       --       --      109,193    1,092      868,177            --           --
 Capitalization related
  to 1996 sale of Mtel
  Latin America, Inc.
  minority interest.....       --       --          --       --    (1,016,030)           --           --
 Conversion of PIK
  Preferred Stock into
  common stock..........    (5,000)     (50)    311,325    3,113      573,648            --           --
 Issuance of restricted
  stock.................       --       --       87,500      875          --             --           --
 Currency translation
  adjustment............       --       --          --       --           --             --    (4,408,595)
                         ---------  -------  ---------- -------- ------------  -------------  -----------
Balance, December 31,
 1997................... 3,802,500  $38,025  55,032,602 $550,326 $619,464,704  $(418,711,968) $(5,006,902)
                         =========  =======  ========== ======== ============  =============  ===========

        The accompanying notes are an integral part of these statements.

          MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                         1995           1996           1997
                                     -------------  -------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)................  $ (52,027,411) $(171,821,908) $(88,866,512)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in) operating
   activities:
    Depreciation and amortization..     42,309,249     99,938,576    90,174,824
    Provision for losses on
     accounts receivable and paging
     inventory.....................      6,880,223     17,222,560    21,360,283
    Amortization of debt issuance
     costs.........................      1,164,359      2,112,642     2,468,177
    Foreign currency transaction
     (gain) loss...................         13,735        660,799      (342,756)
    Gain on sales of assets........     (2,689,150)    (2,367,976)   (3,740,970)
    Minority interest (income)
     loss..........................     (1,336,535)      (955,975)    1,343,795
    Equity in (income) loss from
     investments...................       (945,684)     1,901,311       555,200
    Writedown of international and
     other assets..................            --      38,768,024           --
    Change in assets and
     liabilities:
      Increase in accounts
       receivable..................    (32,856,244)   (11,197,945)   (3,810,138)
      Decrease in assets held for
       sale........................            --             --      3,631,102
      Decrease in other current
       assets......................      1,239,411      4,503,940     2,135,058
      Increase (decrease) in
       accounts payable and accrued
       liabilities.................     48,807,295    (26,337,743)    5,206,615
                                     -------------  -------------  ------------
Net Cash Provided By (Used In)
 Operating Activities..............     10,559,248    (47,573,695)   30,114,678
                                     -------------  -------------  ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from asset sales........      3,840,250     67,729,578    39,806,156
  Capital expenditures.............   (277,307,997)  (118,586,932)  (87,121,176)
  Acquisition of Argentinean paging
   company.........................            --             --    (16,000,000)
  Increase in investment in
   unconsolidated international
   ventures........................    (12,267,681)   (19,588,525)   (4,543,331)
  Decrease in other assets.........     24,359,802     16,138,064    35,243,217
  Decrease in short-term
   investments.....................     53,689,435            --            --
                                     -------------  -------------  ------------
Net Cash Used In Investing
 Activities........................   (207,686,191)   (54,307,815)  (32,615,134)
                                     -------------  -------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on long-term
   debt............................    (42,792,056)    (2,014,661)  (11,269,400)
  Issuance of debt.................    103,636,680     70,000,000    14,000,000
  Payment of dividends on preferred
   stock...........................     (8,437,500)    (8,437,500)   (8,437,500)
  Sale of stock and exercise of
   stock options...................      8,711,774      2,572,071     2,274,748
  Issuance of PIK Preferred Stock..            --      55,893,590           --
                                     -------------  -------------  ------------
Net Cash Provided By (Used In)
 Financing Activities..............     61,118,898    118,013,500    (3,432,152)
                                     -------------  -------------  ------------
Net increase (decrease) in cash and
 cash equivalents..................   (136,008,045)    16,131,990    (5,932,608)
Cash and cash equivalents-beginning
 of year...........................    145,620,779      9,612,734    25,744,724
                                     -------------  -------------  ------------
CASH AND CASH EQUIVALENTS-END OF
 YEAR..............................  $   9,612,734  $  25,744,724  $ 19,812,116
                                     =============  =============  ============

        The accompanying notes are an integral part of these statements.

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

  Mobile Telecommunication Technologies Corp. ("Mtel" or the "Company") is a leading provider of nationwide messaging services in the United States. Mtel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrowband personal communication services ("PCS") network (the "Advanced Messaging Network") in the United States and international one-way messaging operations. Mtel's wholly-owned subsidiary, SkyTel Corp. ("SkyTel"), operates a one-way nationwide messaging system whereby subscribers can be reached in thousands of towns and cities in the United States by means of two dedicated 931 MHz frequencies licensed by the Federal Communications Commission ("FCC"), a ground-based transmitter system, leased satellite facilities and proprietary network software.

  In September 1995, the Company launched commercial operation of the Advanced Messaging Network, the first such network in the United States that utilizes frequency licensed by the FCC for narrowband PCS. This network enables subscribers to send and receive messages without the need to know the location of the sender or receiver at the time of transmission, and utilizes a proprietary system architecture designed and developed by Mtel. Mtel's 100%- owned subsidiary, Destineer Corp. ("Destineer"), holds the FCC license utilized by this network.

  Mtel, through its subsidiaries and joint ventures, operates one-way wireless messaging systems in various countries outside the United States, primarily in the Latin America region. Mtel also provides its subscribers with access to an international messaging network that utilizes Mtel's proprietary technology and interconnects the systems operated by its subsidiaries and joint ventures with systems in the United States, Canada, Singapore and other countries. See
Note 4.

  Mtel is also engaged in other telecommunications-related businesses including air-to-ground telecommunications operations.

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The consolidated financial statements include the accounts of Mtel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Cash and Cash Equivalents--Mtel considers all cash investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 1997, cash and cash equivalents of approximately $4.3 million were restricted for use by Mtel Latin America, Inc. ("Mtel Latam"), the holding company for Mtel's Latin American operations and investments.

  Accounts Receivable--Accounts receivable balances are presented net of allowances for losses. Mtel's allowance for losses was $15.0 million as of December 31, 1996 and $20.4 million as of December 31, 1997.

  Property and Equipment--Property is recorded at cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the following estimated useful lives:

         Communications equipment................... 4 to 10 years
         Buildings and other property............... 3 to 20 years

  Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the accompanying statements of operations.

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

  Goodwill--Goodwill represents the excess cost over net tangible assets acquired (see Note 5). Goodwill associated with acquisitions within the United States is amortized over 40 years. Goodwill associated with acquisitions of international paging operations is amortized over 5 to 20 years. Accumulated amortization related to goodwill at December 31, 1996 and 1997 was $5.6 million and $7.4 million, respectively.

  Interest Capitalization--In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Mtel capitalizes interest expense related to equity investments and the construction or purchase of certain assets which constitute activities preliminary to the commencement of the planned principal operation. Interest capitalized in the years ended December 31, 1995 and 1996 was $25.9 million and $6.1 million, respectively. The Company did not capitalize any interest costs during 1997.

  Revenue Recognition--Revenue is recorded at the time of customer usage.

  Per Share Amounts--For purposes of calculating per share losses, Mtel has adopted SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of basic and diluted EPS on the face of the income statement. In accordance with SFAS No. 128, net loss per share is determined by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year with no effect given to common stock equivalents because such effect would be antidilutive. Weighted average common shares used for the purpose of calculating net loss per share for 1995, 1996 and 1997 were 50,812,475, 54,304,109 and 54,604,100, respectively. Basic and diluted per share amounts were the same for each of the years presented.

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

  Income Taxes--Mtel's deferred tax asset as of December 31, 1997 is primarily attributable to the tax effect of cumulative net operating loss carryforwards for federal income tax purposes of $153.4 million which expire in various amounts during 2003 through 2012. The deferred tax liability is primarily attributable to accelerated depreciation and amortization for tax purposes. A valuation allowance has been provided for the full net deferred tax asset because utilization of cumulative net operating loss carryforwards is dependent on the Company generating future taxable income of sufficient amounts to offset such cumulative losses. The provision (benefit) for income taxes in 1995, 1996 and 1997 is primarily attributable to state income taxes.

  The following represents the Company's deferred tax asset, deferred tax liability and related valuation allowance at December 31, 1996 and 1997:

                                                         1996          1997
                                                     ------------  ------------
     Deferred tax asset............................  $134,363,000  $170,894,000
     Deferred tax liability........................   (31,299,000)  (35,746,000)
     Valuation allowance...........................  (103,064,000) (135,148,000)
                                                     ------------  ------------
     Net deferred tax asset........................  $        --   $        --
                                                     ============  ============

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

  Fair Value of Financial Instruments--The carrying amounts at December 31, 1996 and 1997 for cash, accounts receivable, accounts payable, accrued liabilities, variable rate long-term debt and the RadioMensaje notes payable are a reasonable estimate of their fair values. For 1996 and 1997, the fair value of each of the other classes of financial instruments is estimated based on quoted market prices for the same or similar instruments.

                                  DECEMBER 31, 1996        DECEMBER 31, 1997
                               ----------------------- -------------------------
                                CARRYING      FAIR       CARRYING       FAIR
                                  VALUE       VALUE       VALUE        VALUE
                               ----------- ----------- ------------ ------------
Securities Restricted for
 Debt Service................  $32,546,000 $34,307,000 $        --  $        --
Financial Instruments
 Included in Other Assets....    2,616,000   4,871,000          --           --
13.5% Senior Notes...........  265,000,000 264,338,000  265,000,000  306,075,000
6.75% Convertible Debentures.    1,455,000   1,237,000    1,188,000    2,613,600

  Stock-Based Compensation--SFAS No. 123 "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. See Note 9.

  Use of Estimates--Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates. The most significant estimates included in these financial statements relate to the estimated economic lives of and the Company's ability to realize its investment in certain licenses, equipment and software which comprise the Company's messaging networks. See Note 2.

  Risk Factors--The Company began commercial operation of its Advanced Messaging Network in September 1995 and incurred losses attributable to its advanced messaging operations of $62.2 million, $158.2 million and $148.8 million during 1995, 1996 and 1997, respectively. The Company anticipates that its advanced messaging operations will continue to incur losses during 1998. The Company has invested approximately $376.9 million in assets and spectrum related to the Advanced Messaging Network at December 31, 1997, and the Company expects to incur capital expenditures to continue expansion of network coverage and to procure messaging units for its subscriber base. The ability of the Company to generate sufficient levels of operating cash flow, in order to recover its investment in the Advanced Messaging Network, is dependent on the addition of a significant number of units in service. Management's estimates of the cash flows generated by the Advanced Messaging Network could change, and such change could differ materially from the estimates used to evaluate the Company's ability to realize its investment as of December 31, 1997.

  Recently Issued Accounting Standards--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. This Statement requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Mtel intends to comply with the disclosure requirements of this statement.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes new standards for reporting information about operating segments in annual financial statements of public business enterprises and requires disclosure of certain selected information

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES about operating segments in interim financial reports. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Mtel intends to comply with this statement and has not yet determined the impact of SFAS No. 131 on its current segment reporting.

  Prior Year Balances--Certain reclassifications have been made to previously reported balances to conform to the current year presentation.

(2) MESSAGING NETWORKS:

  During 1997, Mtel continued to pursue its plan of developing nationwide and international messaging networks through investments in the United States and certain Latin American locations. Costs incurred by the Company in establishing and constructing messaging networks in the United States and by the Company's majority-owned subsidiaries in countries outside the United States include, among other things, property and equipment, internally developed software, organizational costs, costs of acquiring required licenses and certain other costs of establishing business operations.

  The following provides additional details with respect to the elements of the Company's messaging networks. See Note 10 for additional information concerning the Company's business segments.

  Property and Equipment--Property and equipment consist of the following:

                                                           DECEMBER 31,
                                                     --------------------------
                                                         1996          1997
                                                     ------------  ------------
   Land............................................  $    259,408  $    528,001
   Building........................................     4,051,456     1,598,737
   Communications equipment........................   301,886,491   343,074,893
   Other...........................................    88,343,099   104,055,692
                                                     ------------  ------------
                                                      394,540,454   449,257,323
   Accumulated depreciation........................  (105,669,936) (154,511,214)
                                                     ------------  ------------
                                                     $288,870,518  $294,746,109
                                                     ============  ============

  Depreciation expense in 1996 included a charge of approximately $7.3 million which represented a writedown of the book value of certain obsolete paging equipment to fair market value and an adjustment resulting from a physical pager inventory reconciliation.

  Certificates of Authority and License Cost--Certificates of authority are primarily attributable to costs associated with obtaining one-way paging licenses and narrowband PCS licenses. Costs associated with licenses within the United States are amortized over periods not exceeding 40 years. Costs associated with obtaining licenses for international paging operations are amortized over 5 years. Accumulated amortization related to certificates of authority and license cost at December 31, 1996 and 1997 was $10.5 million and $16.8 million, respectively.

  Destineer acquired two nationwide narrowband PCS licenses in an auction held by the FCC in July 1994 at a cost of approximately $127.5 million. Effective with the September 1995 commercial launch of the Advanced Messaging Network, the Company began amortizing the cost of the license currently being used to provide advanced messaging services (approximately $80 million) over a 40-year period. The Company will begin to amortize the cost of the acquired narrowband PCS license (approximately $47.5 million) that is not currently being used at such time as that frequency becomes operational.

  The Company's initial nationwide narrowband PCS license was granted by the FCC pursuant to a Pioneer's Preference and such grant was subsequently conditioned by the FCC upon the payment by Mtel of a license fee in the amount of approximately $33.0 million. Mtel filed an appeal challenging the condition requiring payment

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES for this license, and in March 1996 the United States Court of Appeals for the D.C. Circuit issued a decision upholding the FCC's authority under the Communications Act of 1934, as amended, to impose such a fee. However, the Court remanded the matter to the FCC for consideration of the propriety of requiring the payment of such a fee in light of Mtel's reliance on the FCC's public pronouncements that no such fee would be imposed and the granting by the FCC of other paging licenses without the imposition of any fee. The remand proceeding is currently pending before the FCC. Payment for the license will not be required to be made unless and until such litigation is definitively resolved adversely to Mtel, although the Company has the option of electing not to acquire the spectrum in the event the FCC's demand for payment is upheld. The Advanced Messaging Network does not currently operate on the frequency covered by this license.

  Network Construction and Development Costs--Network construction and development costs represent the costs associated with the construction and development of the one-way messaging network and the Advanced Messaging Network. These costs include software development costs, site acquisition and development costs, capitalized interest costs and other related costs. Network construction and development costs are amortized over periods not exceeding 10 years. Accumulated amortization related to network construction and development costs at December 31, 1996 and 1997 was $22.5 million and $35.5 million, respectively.

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

  In 1996, the Company recognized an impairment loss of approximately $38.8 million for those long-lived assets where the sum of such estimated future cash flows was less than the carrying amount of such assets. Approximately $27.5 million of the impairment loss related to certain of the Company's international investments in Asia and Europe. An additional $11.3 million of impairment loss related to certain domestic investments.

  In 1997, the Company began to divest its operations in the Asia Pacific region by selling its 100%-owned subsidiary in Hong Kong and its equity interests in joint ventures in the Philippines and the People's Republic of China. See Note 4.

  In 1997, the Company recorded a $2.2 million loss to write down the carrying value of its remaining investments in the Asia Pacific region, which are currently held for sale. In 1997, the Company also recognized a $1.3 million loss related to the writeoff of its investment in non-operational ventures in the Latin American region. These losses were recorded as loss on sales of assets in the Company's consolidated financial statements for the year ended December 31, 1997.

(4) INTERNATIONAL INVESTMENTS:

  Mtel has equity investments in unconsolidated joint ventures that operate one-way messaging systems in 10 countries outside the United States. Costs incurred by the Company in establishing these international joint ventures include property and equipment, software development costs, organizational costs and other costs of establishing business operations. Such costs are generally capitalized by Mtel until such time as the investee becomes operational or a joint venture arrangement is abandoned. Once operations are established by the investee, Mtel classifies such costs based on the type of investment and determines the method of accounting for its investment based on, among other things, its ownership percentage and its ability to exercise significant influence over the investee's operations and management. If a joint venture arrangement is abandoned, the capitalized costs are charged to expense. See Note 3 for information on the impairment losses related to the Company's investment in certain international assets in Asia and Europe.

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

  The Company's international operations and investments are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation or other adverse regulatory or legislative developments, limitations on the removal of investment income, capital and other assets and exchange rate fluctuations.

  Latin America--In September 1996, the Company completed the sale of a 20% equity interest in Mtel Latam to Newbridge Latin America, L.P. ("Newbridge") for an aggregate purchase price of $35.0 million. Mtel Latam received $27.0 million of the proceeds at closing and the remaining $8.0 million was received in April 1997. No gain or loss was recorded in connection with this transaction. The transaction is reflected as minority interest on Mtel's balance sheet. Mtel received approximately $10.2 million of the net proceeds as reimbursement for amounts invested in the Latin American operations during 1996. The remainder of the net proceeds from the sale was used to fund capital expenditures, working capital requirements and additional development efforts in the Latin American region. In connection with the sale of the equity interest in Mtel Latam, Mtel designated Mtel Latam as an "unrestricted subsidiary" for purposes of the Company's bank credit agreement and the indenture relating to the Senior Notes (as defined below). As a result of this designation, Mtel Latam is required to finance its operations and development efforts independent of the Company. The purchaser has the right to convert its shares of Mtel Latam Common Stock into shares of Mtel Common Stock based on the then fair market value of the Mtel Latam Common Stock upon the occurrence of certain events including, among other things, a change in control of Mtel Latam or the absence of a public market for Mtel Latam Common Stock on or before September 19, 2001.

  Mtel Latam provides one-way wireless messaging services through 100%-owned subsidiaries in Argentina, Puerto Rico, Uruguay and Venezuela, a 98%-owned subsidiary in Colombia, and a 75%-owned subsidiary in Costa Rica. Accordingly, the results of operations in these countries are included in the Company's consolidated financial statements. Mtel Latam's ownership percentages in other countries range from 40% to 50%. Investments in which Mtel Latam holds an ownership percentage of 20% to 50% are generally accounted for using the equity method. Any excess of Mtel Latam's capitalized costs over the underlying book value of its ownership in international operations is treated as an intangible asset and is generally amortized over a five-year period beginning at the time the investee becomes operational. Mtel Latam's largest unconsolidated international equity investment is in Mexico.

  Mexico--Mtel Latam owns a 49% equity interest, and an affiliate of Grupo Televisa, a media conglomerate based in Mexico City, owns a 51% equity interest in Comunicaciones Mtel, S.A. de C.V. ("CMtel") which provides nationwide paging services in Mexico. Mtel Latam recorded equity income of approximately $1.1 million, $1.8 million and $4.5 million for the years ended December 31, 1995, 1996 and 1997, respectively, from its investment in CMtel. As of December 31, 1996 and 1997, the carrying value of Mtel Latam's investment in CMtel was $9.7 million and $9.8 million, respectively.

  Other Mtel Latam Investments--At December 31, 1997, Mtel Latam held 50% or less equity investments in international joint ventures in Paraguay, Peru, Ecuador, Guatemala, El Salvador and the Dominican Republic which are in various stages of operations. For those entities which have commenced commercial operations, other than CMtel, Mtel Latam's net investment at December 31, 1997 was approximately $6.4 million as compared to approximately $13.0 million at December 31, 1996. Aggregate losses from 50% or less owned investments accounted for using the equity method, other than CMtel, were approximately $1.5 million, $2.9 million and $3.8 million for the years ended December 31, 1995, 1996 and 1997, respectively. At December 31, 1997, Mtel Latam had no net investment in international joint ventures which were not in commercial operation as compared to a net investment in such non-operational ventures of $1.8 million at December 31, 1996.

  Sale of Equity Interest in Brazilian Joint Venture--On February 5, 1997, Mtel Latam completed the sale of its 19% equity interest in a Brazilian paging company for an aggregate purchase price of $14.3 million. Mtel

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

Latam received $7.15 million of the proceeds, less certain taxes, fees and expenses in February 1997 and the remaining $7.15 million, plus interest at a rate of 12% per annum, was paid in February 1998. Mtel Latam recorded a gain on the sale of its equity interest in the Brazilian paging company of approximately $7.4 million in 1997.

  Purchase of Argentine paging company--On June 27, 1997, Mtel Latam purchased 100% of the outstanding shares of RadioMensaje S.A.C., a paging company in Argentina ("RadioMensaje"), for an aggregate purchase price (in U.S. dollars) of $32.0 million, consisting of $16.0 million in cash and $16.0 million in debt securities. See Note 6.

  Other Investments--During 1997, the Company completed the sale of its 100%- owned subsidiary in Hong Kong for an aggregate purchase price of $1.7 million. During 1997, the Company also completed the sale of its investments in the Philippines and the People's Republic of China for an aggregate purchase price of $600,000. There were no significant gains or losses associated with these sales.

  The Company is currently involved in negotiations regarding the disposition of its equity interests in joint ventures operating in Indonesia and Malaysia, its remaining interests in the Asia Pacific region. At December 31, 1997, the Company recorded a $2.2 million loss to write down the carrying value of its remaining investments in the Asia Pacific region. Pursuant to the October 1997 amendment to the SkyTel bank credit facility (see Note 6), the Company is required to raise certain minimum proceeds from the sale of its operations and investments in the Asia Pacific region on or before December 31, 1998. As a result, the Company will be required to complete the sale of its equity interests in the Indonesia and Malaysia joint ventures on or before such date or obtain a waiver of this covenant.

  On July 15, 1996, the Company completed the sale of its 29% equity interest in Mercury Paging Ltd. ("MPL"), which operates in the United Kingdom, and received net pre-tax proceeds of approximately $26.4 million. MPL was considered a non-strategic asset because it does not operate on the 931 MHz frequency in the United Kingdom. In 1996, the Company recorded a net after-tax loss on the sale of its equity interest in MPL of approximately $4.2 million. Mtel recorded equity income from MPL of approximately $2.6 million and $0.7 million for the years ended December 31, 1995 and 1996, respectively. For the year ended December 31, 1995, Mtel received dividends of approximately $1.2 million from MPL.

(5) ACQUISITION OF MINORITY INTEREST:

  On January 13, 1995, Mtel acquired the 9.7% of the outstanding shares of SkyTel Common Stock that Mtel did not already own in a transaction in which the minority stockholders of SkyTel received approximately 3.4 million shares of Mtel Common Stock having an aggregate value at the time of the transaction of approximately $49.0 million. The transaction was accounted for as a purchase of minority interest and resulted in goodwill of approximately $49.0 million. As a result of this transaction, all of the issued and outstanding shares of SkyTel Common Stock are owned by Mtel.

  On September 15, 1995, Mtel acquired the 19.9% of the outstanding shares of Destineer Common Stock that Mtel did not already own in a transaction in which the minority stockholders of Destineer received approximately 4.0 million shares of Mtel Common Stock having an aggregate value at the time of the transaction of approximately $85.0 million. The transaction resulted in goodwill of approximately $31.0 million. As a result of this transaction, all of the issued and outstanding shares of Destineer Common Stock are owned by Mtel.

  If the SkyTel and Destineer minority interest acquisitions had occurred on January 1, 1995, the unaudited pro forma net loss and net loss per common share for the year ended December 31, 1995 would have been $53.9 million and $1.17 per share, respectively.

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

(6) DEBT:

  A summary of debt is as follows:

                                                           DECEMBER 31,
                                                     -------------------------
                                                         1996         1997
                                                     ------------ ------------
   13.5% Senior Subordinated Discount Notes due
    2002............................................ $265,000,000 $265,000,000
   Bank credit facility.............................  135,500,000  125,500,000
   6.75% Convertible Subordinated Debentures due
    2002                                                1,455,000    1,188,000
   Notes payable RadioMensaje.......................          --     7,501,500
   Other notes payable..............................      567,485       63,584
                                                     ------------ ------------
                                                      402,522,485  399,253,084
   Less current maturities..........................       31,263    1,021,526
                                                     ------------ ------------
                                                     $402,491,222 $398,231,558
                                                     ============ ============

  Senior Notes--In December 1994, the Company completed a public offering of $265.0 million principal amount of 13.5% Senior Subordinated Discount Notes due 2002 (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on June 15 and December 15 of each year. The Company used approximately $93.6 million of the net proceeds to purchase a portfolio of securities, consisting of U.S. government securities, to provide for the payment of interest on the Senior Notes through December 15, 1997. The Company will be required to fund interest payments on the Senior Notes commencing with the interest payment due on June 15, 1998. The Senior Notes will mature on December 15, 2002 and are subject to redemption at the option of the Company, in whole or in part, at any time on or after December 15, 1999, at established redemption prices plus accrued and unpaid interest, if any, to the date of redemption. The Senior Notes will be subject to redemption commencing on December 15, 1999 at a redemption price equal to 106.750% of the principal amount thereof plus a premium equal to the present value of any unpaid interest through December 15, 2000. Commencing on December 15, 2000, the Senior Notes will be subject to redemption at a redemption price equal to 106.750% of the principal amount thereof plus accrued and unpaid interest thereon to the redemption date, reducing to 103.375% on December 15, 2001. The Senior Notes are senior obligations of the Company and rank senior in right of payment to all subordinated indebtedness of the Company. The indenture relating to the Senior Notes also contains customary covenants and cross default provisions.

  In July 1996, the Company completed a consent solicitation pursuant to which the holders of the Senior Notes approved certain amendments to the indenture relating to the Senior Notes. Under the amended terms of the indenture, the Company has the ability to incur additional senior debt, subject to the terms of its existing bank credit facility, as amended, to meet the Company's anticipated financial needs. The amount of senior debt that may be incurred under the covenants in the indenture is based, in part, on the number of messaging units placed in service subsequent to September 30, 1994 multiplied by an established dollar amount per unit. The amount per unit was established at $125 per unit through December 31, 1997, reducing to $100 per unit through December 31, 1998 and to $75 per unit thereafter. In addition, the amendments to the indenture permit the Company to designate its Latin American and Asian holding companies as "unrestricted" subsidiaries for purposes of the indenture, thereby taking these entities outside the scope of the indenture covenants. The Company paid consenting holders of the Senior Notes $15.00 per $1,000 principal amount of Senior Notes, or an aggregate of approximately $3.9 million, and agreed to extend the period during which the Company is prohibited from effecting an optional redemption of the Senior Notes by one year to December 15, 1999.

  Bank Credit Facility--In December 1995, SkyTel established a $250.0 million secured revolving credit facility (the "bank credit facility") with a final maturity of December 31, 2001 from a syndicate of financial institutions (the "Bank Group"). The bank credit facility is being used for capital expenditures, working capital and other general corporate purposes. Borrowings under the bank credit facility, as amended in March 1997,

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES bore interest at the option of SkyTel at (i) the alternate base rate (as defined in the credit facility) plus 2% or (ii) the London Interbank Offering Rate ("LIBOR") plus 3% through December 31, 1997. Borrowings thereafter bear interest at the option of SkyTel at the alternate base rate plus an additional margin of 1% to 2% or the LIBOR plus an additional margin ranging from 2% to 3%, in each case with the applicable margin being based upon the ratio of the Company's consolidated total debt to the combined annualized cash flows of SkyTel for the two preceding quarters. The borrowings outstanding at December 31, 1997 carried an 8.8% average interest rate as of that date. Borrowings under the bank credit facility are guaranteed by Mtel and its U.S. subsidiaries and are secured by a first priority lien and security interest in substantially all of the assets of SkyTel, Mtel and Mtel's other U.S. subsidiaries including pledges of capital stock and notes evidencing intercompany indebtedness.

  On March 27, 1997, SkyTel and the bank group completed an amendment to the bank credit facility designed to align certain financial and operational covenants contained in the bank credit facility to the Company's business plan which was approved by the Bank Group. The bank credit facility, as amended in March 1997, limited the amount of borrowings available thereunder to $175 million increasing to $200 million upon receipt of confirmation of such compliance as of September 30, 1997. The loan agreement relating to the bank credit facility, as amended, contains extensive quarterly financial and operating covenants, including certain minimum cash flow and subscriber level requirements, as well as covenants limiting the incurrence of additional indebtedness and restricting the payment of cash dividends by both SkyTel and the Company and requires SkyTel and the Company to comply with various financial ratios and to achieve certain operating results during the term of the bank credit facility and contains customary cross default provisions. The March 1997 amendment requires the Company to comply with a ratio of total sources (which is defined as the sum of consolidated operating cash flow, unrestricted cash and cash equivalents, unused availability under the bank credit facility, any net reduction in consolidated net working capital and the net cash proceeds received from permitted asset sales or the issuance of equity securities or subordinated debt permitted under the bank loan agreement) to total uses (which is defined as the sum of consolidated capital expenditures, interest expense repayments, cash taxes actually paid and any other cash expense) on a quarterly basis. If the Company fails to comply with the required fixed charge coverage ratio for any quarterly period, the Company will have the opportunity to correct such failure by consummating certain sales of non-strategic assets or capital markets transactions within 90 days following the end of such period. In October 1997, SkyTel and the Bank Group completed a further amendment to the bank credit facility which modified certain covenants. The amendment included the elimination of the covenant requiring the maintenance of a prescribed number of one-way messaging units in service. In addition, the loan agreement, as amended, requires the Company to sell its operations and investments in the Asia Pacific region for certain minimum proceeds by December 31, 1998. The loan agreement, as amended, also provides that on or after December 30, 1999, if the terms of the indenture relating to the Senior Notes provides that SkyTel is no longer permitted to incur indebtedness under the bank credit facility, and so long as the Company complies with certain conditions, the obligations of SkyTel under the bank credit facility shall be assumed by the Company and SkyTel and each of the subsidiary guarantors shall be released from their obligations under the bank loan agreement. At December 31, 1997, Mtel and SkyTel were in compliance with each of the covenants set forth in the bank credit facility, as amended.

  The $250.0 million total commitment to SkyTel for borrowings under the bank credit facility reduces quarterly commencing on March 31, 1999. The quarterly reductions in the commitment are $22.5 million for each quarter in 1999, $27.5 million for each quarter in 2000 and $12.5 million for each quarter in 2001. If on the date of any such reduction in the commitment, outstanding borrowings exceed the commitment amount (as so reduced), SkyTel is obligated to repay the amount of such excess. The credit facility also provides that the commitment will be reduced by 75% of excess cash flow and 100% of the amount of net proceeds from the issuance of equity by Mtel, 100% of the amount of net proceeds from the sale or other disposition of any asset not in the ordinary course of business, and 100% of the amount of net proceeds from the issuance by Mtel of any subordinated debt, but only to the extent that the cumulative amount of such net proceeds exceeds $90.0

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES million. As of December 31, 1997, the Company's borrowing availability was $200 million. Additional availability thereafter is subject to the approval of the Company's 1998 business plan by the banks holding at least 66 2/3% of the total outstanding borrowings under this facility. The Company's borrowing availability will remain at $200 million until December 31, 1998 at which time borrowing availability will decrease to $175 million if the Bank Group has not approved additional availability in accordance with the preceding sentence.

  Convertible Subordinated Debentures--In 1992, the Company completed an underwritten public offering of $86,250,000 principal amount of 6.75% Convertible Subordinated Debentures (the "Debentures") due May 15, 2002. During 1994, the holders of the Debentures converted $82.2 million in aggregate principal amount of Debentures into Mtel Common Stock pursuant to a conversion offer made by the Company. Interest on the remaining Debentures is payable semi-annually on May 15 and November 15. The Debentures are convertible into common stock of the Company at $10 per share.

  RadioMensaje Notes Payable--On June 27, 1997, Mtel Latam purchased 100% of the outstanding shares of RadioMensaje for an aggregate purchase price (in U.S. dollars) of $32.0 million, consisting of $16.0 million in cash and $16.0 million in debt securities. Debt securities with a principal amount of approximately $8.0 million were issued by Mtel Latam. These notes bear interest at a rate of 10% per annum during the first three months, increasing 1/2 of 1% per annum each month thereafter until maturity on June 27, 1998. These notes are classified as current notes payable on the Company's consolidated balance sheet as of December 31, 1997. Mtel Latam intends to use the Latam Line of Credit (as defined below) to repay these notes at maturity. The remaining $8.0 million principal amount of debt securities was issued by Mtel Argentina S.A., a wholly-owned subsidiary of Mtel Latam. These notes bear interest at a rate of 8% per annum and are payable in semi-annual installments of principal and interest on each December 30 and June 30 commencing December 30, 1997 and continuing through June 30, 2001. These debt securities are classified as current and long-term debt on the Company's consolidated balance sheet as of December 31, 1997. The cash portion of the purchase price was funded directly by Mtel Latam, independent of Mtel.

  Mtel Latam Financings--In 1996, the Company designated Mtel Latam as an "unrestricted subsidiary" for purposes of the Company's bank credit agreement and the indenture relating to its Senior Notes. As a result of this designation, Mtel Latam is required to finance its operations and development efforts independent of Mtel. On July 18, 1997, Mtel Latam entered into a Credit and Security Agreement (the "Latam Credit Agreement") with Credit Lyonnais New York Branch pursuant to which Mtel Latam could borrow up to $6.5 million. Borrowings under the Latam Credit Agreement bore interest at the matched rate (as defined in the Latam Credit Agreement) plus 2% and matured on February 12, 1998. The $6.5 million in borrowings under the Latam Credit Agreement are reflected as current notes payable on the Company's consolidated balance sheet as of December 31, 1997 and were repaid in February 1998.

  On December 31, 1997, Mtel Latam established a line of credit arrangement with Credit Lyonnais New York Branch (the "Latam Line of Credit"). Under the Latam Line of Credit, Mtel Latam may borrow up to $20.0 million to fund capital expenditures and working capital requirements (other than acquisitions). Borrowings under the Latam Line of Credit bear interest at the alternate base rate (as defined in the agreement) or the LIBOR rate (as defined in the agreement) and are secured by the capital stock of Mtel Latam's subsidiaries in Argentina, Colombia and Venezuela and its equity interest in the Mexican joint venture. Borrowings under the Latam Line of Credit are evidenced by a demand note and mature on September 30, 1998 or earlier at the discretion of Credit Lyonnais New York Branch. As of December 31, 1997, Mtel Latam had borrowings of $7.5 million outstanding under the Latam Line of Credit at an average interest rate of 13%, which is reflected as current notes payable on the Company's consolidated balance sheet as of December 31, 1997. Additional borrowings under the Latam Line of Credit are subject to the satisfaction of certain conditions, and the Company intends to use a portion of such additional borrowings to repay the $8.0 million principal amount of notes issued in the RadioMensaje acquisition which mature on June 27, 1998.

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

(7) COMMITMENTS AND CONTINGENCIES:

  At December 31, 1997, Mtel was committed under noncancelable operating leases expiring on various dates. The leases are primarily for the rental of office space, antenna sites and vehicles. Annual commitments for rental payments on such leases in each of the years ending December 31, 1998 through 2002 and thereafter are as follows:

                                                                       MINIMUM
                                                                       RENTAL
       YEAR                                                           PAYMENTS
       ----                                                          -----------
       1998......................................................... $43,772,000
       1999.........................................................  32,522,000
       2000.........................................................  22,626,000
       2001.........................................................  10,890,000
       2002.........................................................   6,059,000
       Thereafter...................................................   8,799,000

  Rental expense for operating leases was approximately $22.4 million, $38.1 million and $43.1 million during the years ended December 31, 1995, 1996 and 1997, respectively.

  The Company currently acquires a significant portion of its messaging units from two vendors. The ability of the Company to continue to provide messaging units to its customers is largely dependent on these vendors' ability to supply such messaging units on a timely basis.

  As of December 31, 1997, Mtel had committed to purchase approximately $15.6 million of messaging units for the Advanced Messaging Network from Wireless Access, Inc. ("Wireless Access") in 1998. Mtel had also committed to purchase in 1998 approximately $6.0 million of advanced messaging units and approximately $14.2 million of infrastructure for the continued expansion of coverage of the Advanced Messaging Network from Motorola, Inc. ("Motorola"). The commitments with Wireless Access and Motorola to purchase advanced messaging units may be satisfied through purchases by the Company's resellers.

  On February 20, 1997, certain litigation was filed in the United States District Court for the District of Columbia against the Company, its wholly-owned subsidiary SkyTel, and seven current and former officers and directors. The complaint alleges certain violations of the Securities Exchange Act of 1934, as amended, during the period January 19, 1995 through February 22, 1996. The plaintiffs are seeking unspecified damages and to have the case certified as a class action. The defendants have filed motions to dismiss the complaint and intend to vigorously defend in this litigation. In January 1998, the litigation was transferred by the United States District Court for the District of Columbia to the United States District Court for the Southern District of Mississippi. Subsequent to the filing of the complaint, the Company, as have other companies involved in private securities litigation, received from the staff of the Securities and Exchange Commission ("SEC") an informal inquiry letter seeking documents pertaining to consultants and products used in the development and operation of the Advanced Messaging Network. The Company is cooperating with the SEC staff.

  The Company is involved in various other legal matters and claims which are being defended and handled in the ordinary course of business. None of these other matters is expected, in the opinion of management, to have a material adverse effect upon the financial condition or results of operations of the Company.

(8) STOCKHOLDERS' INVESTMENT:

  In July 1989, Mtel declared a dividend of one stock purchase right for each outstanding share of Mtel Common Stock. Under certain conditions, each right may be exercised to purchase from Mtel one one-hundredth of a share of Mtel Series C Junior Participating Preferred Stock, $.01 par value per share, at a price of $30, subject to adjustment. The rights may only be exercised after a public announcement that a party has acquired or obtained the right to acquire 20% or more of the outstanding shares of Mtel Common Stock or after

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES commencement of a tender offer or exchange offer for 20% or more of the outstanding shares of Mtel Common Stock. The rights, which do not have voting rights, expire in 1999 and may be redeemed by Mtel at a price of $.01 per right at any time prior to their expiration or the acquisition of 20% of the outstanding shares of Mtel Common Stock. In the event that Mtel is acquired in a merger or other business transaction not approved by the Mtel Board of Directors, each holder of a right shall have the right to receive that number of shares of Mtel Common Stock that would have a market value of two times the exercise price of the right.

  During 1993, the Company sold 3,750,000 shares of $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock") at a price of $50 per share with an aggregate liquidation value of approximately $187.5 million. The sale of the $2.25 Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws. Holders of the $2.25 Preferred Stock are entitled to receive quarterly cash dividends at a rate of $0.5625 per quarter. The $2.25 Preferred Stock is convertible at any time at the option of the holder into shares of common stock of the Company at a conversion rate of 1.1111 common shares for each share of $2.25 Preferred Stock. Except as required by law or with respect to the creation or amendment of senior classes of preferred stock, holders of $2.25 Preferred Stock do not have voting rights unless quarterly dividends on the $2.25 Preferred Stock are in arrears for two consecutive quarters, in which case, the number of directors of the Company would be increased by one and the holders of $2.25 Preferred Stock, voting separately as a class, will be entitled to elect one director until the dividend arrearage has been paid. The $2.25 Preferred Stock is redeemable at the option of the holder in the event of a change of control of the Company (as defined in the Certificate of Designations defining the rights of the holders of the $2.25 Preferred Stock) and such redemption may be made in common stock of the Company or cash at the Company's option. Net proceeds to the Company, after deducting the expenses of the offering and the discounts to the initial purchasers, were approximately $181.0 million.

  In April and May of 1996, the Company sold an aggregate of 57,500 shares of 7.5% Cumulative Convertible Accruing Pay-in-Kind Preferred Stock (the "PIK Preferred Stock") for an aggregate purchase price of $57.5 million to certain investors, including Microsoft Corporation, Kleiner Perkins Caufield & Byers, Chase Manhattan Corporation and certain executive officers and directors of the Company, including John N. Palmer, Chairman of the Board. Holders of the PIK Preferred Stock are entitled to receive dividends out of funds legally available therefor at an annual rate of 7.5% (or $75 per share of PIK Preferred Stock), payable quarterly on each March 15, June 15, September 15 and December 15. The Company has the option, however, to pay dividends on the PIK Preferred Stock through the later of the fifth anniversary of the date of issuance or until cash dividends are permitted under the Company's bank credit facility and the indenture relating to the Senior Notes in the form of additional shares of PIK Preferred Stock. Cumulative unpaid dividends on the PIK Preferred Stock of $7.2 million have been accrued from the date of original issuance and are reflected as long-term liabilities on the Company's consolidated balance sheet as of December 31, 1997.

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

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

  Each share of PIK Preferred Stock is convertible at the option of the holder into shares of Mtel Common Stock at conversion prices ranging from $17.90 per share to $18.19 per share of Mtel Common Stock, subject to adjustment upon the occurrence of certain events. In October 1997, Kleiner Perkins Caufield & Byers converted its PIK Preferred Stock into Mtel Common Stock. Following the second anniversary of the date of issuance of the PIK Preferred Stock, the Company may redeem, in whole or in part, the outstanding PIK Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends. The bank credit facility, as amended, and the indenture relating to the Senior Notes prohibit the voluntary redemption of the PIK Preferred Stock. Commencing on the seventh anniversary of the date of issuance of the PIK Preferred Stock and continuing through the tenth anniversary thereof, the Company must redeem 7,500 shares of PIK Preferred Stock annually at a price of $1,000 per share, along with accrued and unpaid dividends thereon. Such redemption may be made, at the Company's option, in Mtel Common Stock or cash.

(9) EXECUTIVE INCENTIVE PLANS AND STOCK-BASED COMPENSATION:

  In October 1988, the Board of Directors of Mtel adopted an Executive Incentive Plan (the "1988 Plan"). The 1988 Plan provides for the granting of stock options, stock appreciation rights, performance units and restricted stock to officers and employees for a maximum of 2,500,000 shares of Mtel Common Stock. In October 1990, the Board of Directors of Mtel adopted the 1990 Executive Incentive Plan (the "1990 Plan"). The 1990 Plan, as amended by the vote of the stockholders at the 1995 annual meeting, similarly provides for the granting of stock options, stock appreciation rights, performance units and restricted stock not to exceed an additional 6,000,000 shares of Mtel Common Stock. Options may be granted under both the 1988 Plan and 1990 Plan to purchase shares of Mtel Common Stock at a price not less than the fair market value on the date of grant. Option rights under both the 1988 Plan and the 1990 Plan issued prior to January 1, 1996 generally become exercisable as to 33 1/3% of the shares of Mtel Common Stock covered thereby on the first anniversary of the date of the grant, and become exercisable as to an additional 33 1/3% 18 months and 24 months after the date of the grant. Option rights under both the 1988 Plan and the 1990 Plan issued on or after January 1, 1996 generally become exercisable as to 25% of the shares of Mtel Common Stock covered thereby on the first anniversary of the date of the grant, and become exercisable as to an additional 25% on the second, third and fourth anniversaries of the date of the grant. All options expire ten years from the date of the grant. During 1996, the Company granted certain executive officers 87,500 shares of restricted stock under the 1990 plan.

  Mtel also has adopted a Long-Term Management Incentive Plan (the "Long-Term Incentive Plan") which was approved by the stockholders of the Company at the 1993 annual meeting. The Long-Term Incentive Plan provides for awards consisting of cash, shares of the Company's common stock or stock options, or any combination thereof, to officers and key employees of the Company and its subsidiaries selected for participation by the Compensation Committee of the Board of Directors. The awards are payable if Mtel's total return to stockholders over the three-year performance cycle exceeds the rate of return on a three-year Treasury bill over the performance cycle and meets or exceeds certain levels of the total return to stockholders of a group of companies within a telecommunications industry group. Mtel has reserved 500,000 shares from its authorized but unissued shares of common stock for awards pursuant to the Long-Term Incentive Plan. No awards were earned under the Long-Term Incentive Plan for the three-year performance cycle ended December 31, 1997.

  In March 1993, the Board of Directors of the Company adopted the Company's 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan") which authorizes the granting of options to purchase up to 500,000 shares of common stock of Mtel to the Company's employees. The Stock Purchase Plan was approved by the stockholders of the Company at the 1993 annual meeting. All employees of the Company and its subsidiaries who are not executive officers of the Company and who have been employed for six months or more are eligible to elect to be granted options under the Stock Purchase Plan. The purchase price for optioned stock will be the lesser of (a) 85 percent of the fair market value of the common stock on the date of grant or (b) 85 percent of

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES such fair market value on the date of exercise of the option. Employees may elect to have up to 10 percent of their compensation withheld from payroll and applied to purchase common stock under the Stock Purchase Plan. A total of 36,873 and 109,193 shares of common stock of the Company was issued under the Stock Purchase Plan during 1996 and 1997, respectively.

  Mtel has also granted directors who are not officers of Mtel certain nonqualified options outside of its executive incentive plans. These nonqualified stock options become exercisable in accordance with terms similar to options granted under the 1988 Plan and the 1990 Plan. There was no compensation expense attributable to these options.

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. If compensation cost had been determined based on the fair value at grant date for awards in 1995, 1996 and 1997 in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                         1995          1996           1997
                                     ------------  -------------  ------------
   Net income (loss)--As reported... $(52,027,411) $(171,821,908) $(88,866,512)
   Net income (loss)--Pro forma..... $(55,521,833) $(177,675,832) $(92,489,747)
   Net income (loss) per share--As
    reported........................ $      (1.19) $       (3.38) $      (1.87)
   Net income (loss) per share--Pro
    forma........................... $      (1.26) $       (3.49) $      (1.93)

  The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       1995     1996     1997
                                                      -------  -------  -------
   Expected life..................................... 5 years  5 years  4 years
   Risk-free interest rate...........................    5.39%    6.22%    6.59%
   Expected volatility...............................      53%      53%      55%
   Dividend yield....................................     -0-      -0-      -0-

  The weighted average fair value of options granted during 1995, 1996 and 1997 was $13.51, $7.25 and $3.52 per share, respectively.

  Stock option activity is summarized as follows:

                                   1995                1996                1997
                            ------------------- ------------------- -------------------
                                       AVERAGE             AVERAGE             AVERAGE
                            NUMBER OF  EXERCISE NUMBER OF  EXERCISE NUMBER OF  EXERCISE
                             OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                            ---------  -------- ---------  -------- ---------  --------
   OUTSTANDING, BEGINNING
    OF YEAR................ 4,738,512   $ 9.25  4,481,781   $12.13  4,821,435   $11.54
     Granted...............   709,100    24.44  1,333,500    13.32    294,478     7.07
     Exercised.............  (936,379)   19.44   (204,093)   16.16    (85,625)   16.80
     Canceled..............   (29,452)   16.22   (789,753)   19.34   (351,076)   16.06
   OUTSTANDING, END OF
    YEAR................... 4,481,781   $12.13  4,821,435   $11.54  4,679,212   $11.01

  Options to purchase 3,489,307 shares of common stock were outstanding and exercisable at an average exercise price of $10.60 per share at December 31, 1997.

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                     OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                            -------------------------------------- ---------------------
                              NUMBER     WEIGHTED AVG.   WTD. AVG.   NUMBER    WTD. AVG.
                            OUTSTANDING    REMAINING     EXERCISE  EXERCISABLE EXERCISE
   RANGE OF EXERCISE        AT 12/31/97 CONTRACTUAL LIFE   PRICE   AT 12/31/97   PRICE
   -----------------        ----------- ---------------- --------- ----------- ---------
   $ 2 to $12..............  2,924,812      4.1 yrs       $ 6.30    2,016,812   $ 4.35
   $13 to $23..............  1,643,900      7.0 yrs       $18.09    1,361,995   $16.78
   $24 to $34..............    110,500      7.7 yrs       $30.25      110,500   $30.25

(10) SEGMENT INFORMATION:

  Mtel is principally engaged in one-way messaging operations, advanced messaging operations and international messaging operations. In 1997, the Company's other businesses included telephone answering services and air-to-ground telecommunications operations. Effective March 31, 1997, the Company completed the sale of its American Communications Exchange ("ACX") telephone answering service operations for approximately $4.2 million. Proceeds from the sale equaled the net book value of these operations. As a result, no gain or loss was recorded on the transaction.

  For purposes of reporting operating income (loss) for the Company's business segments, certain indirect operating and selling, general and administrative costs must be allocated among the business segments. Such costs are generally allocated among the one-way messaging, advanced messaging and international messaging segments based on various financial and operational factors which reflect usage of services.

  International revenues, operating income (loss) and depreciation and amortization for the year ended December 31, 1995 are comprised of the Company's operations in Argentina, Colombia, Hong Kong and Uruguay. International revenues, operating income (loss) and depreciation and amortization for the year ended December 31, 1996 are comprised of the Company's operations in Argentina, Colombia, Hong Kong, Uruguay and Puerto Rico. International revenues, operating income (loss) and depreciation and amortization for the year ended December 31, 1997 are comprised of the Company's operations in Argentina, Colombia, Uruguay, Puerto Rico, Costa Rica and Venezuela. Net Income (Loss)--International for the years ended December 31, 1995, 1996 and 1997 includes equity income (loss) of $1.2 million, $(1.4) million and $(0.4) million, respectively, relating to its minority-owned investments in Mexico and certain other countries. See Note 3 for information on the recording of an impairment loss of certain long-lived assets. See Note 4 for information on the Company's sale of its investment in operations in Brazil, Hong Kong and certain other investments in the Asia Pacific region in 1997, the purchase of an Argentine paging company in 1997 and the sale of its investment in the United Kingdom in 1996. Net Income (Loss)--Other for 1995, 1996 and 1997 includes gains of $2.5 million, $6.6 million and $1.3 million, respectively, from the sales of the Company's common stock in American Mobile Satellite Corp.

  No provision or benefit for income taxes has been reflected in the determination of net income (loss) for the Company's business segments because the Company incurred no federal income tax liability on a consolidated basis.

          MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

Summarized information about Mtel's operations in its principal segments is presented below:

                                                        DECEMBER 31,
                                                ------------------------------
                                                  1995       1996       1997
                                                ---------  ---------  --------
                                                 (IN THOUSANDS OF DOLLARS)
REVENUES:
  One-way messaging............................ $ 225,146  $ 311,601  $338,022
  Advanced messaging...........................     1,213      9,593    33,178
  International messaging......................    10,121     20,289    30,602
  Other........................................     9,511      9,046     6,166
                                                ---------  ---------  --------
                                                $ 245,991  $ 350,529  $407,968
OPERATING INCOME (LOSS):
  One-way messaging............................ $  21,225  $  52,253  $ 92,725
  Advanced messaging...........................   (54,311)  (119,092) (102,919)
  International messaging......................   (21,392)   (54,104)  (22,925)
  Other........................................    (3,944)   (10,004)   (1,815)
                                                ---------  ---------  --------
                                                $(58,422)  $(130,947) $(34,934)
DEPRECIATION AND AMORTIZATION:
  One-way messaging............................ $  27,998  $  51,457  $ 39,270
  Advanced messaging...........................     6,314     33,083    42,163
  International messaging......................     4,938     10,315     8,140
  Other........................................     3,059      5,083       602
                                                ---------  ---------  --------
                                                $  42,309  $  99,938  $ 90,175
NET INCOME (LOSS):
  One-way messaging............................ $  20,184  $  48,306  $ 87,223
  Advanced messaging...........................   (62,168)  (158,203) (148,756)
  International messaging......................   (21,380)   (65,001)  (26,460)
  Other........................................    11,337      3,076      (873)
                                                ---------  ---------  --------
                                                $(52,027)  $(171,822) $(88,866)
TOTAL ASSETS:
  One-way messaging............................ $ 254,886  $ 263,437  $211,808
  Advanced messaging...........................   378,784    377,628   376,892
  International messaging......................   102,965     70,980    89,214
  Other........................................   114,779     91,215    63,831
                                                ---------  ---------  --------
                                                $ 851,414  $ 803,260  $741,745
CAPITAL EXPENDITURES:
  One-way messaging............................ $  90,132  $  67,493  $ 20,478
  Advanced messaging...........................   162,339     45,969    45,915
  International messaging......................    12,978      2,637     7,963
  Other........................................    11,859      2,488    12,765
                                                ---------  ---------  --------
                                                $ 277,308  $ 118,587  $ 87,121

         MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

(11) QUARTERLY FINANCIAL DATA (UNAUDITED):

  Selected unaudited quarterly financial data is as follows:

                                                       QUARTER ENDED
                          ------------------------------------------------------------------------------
                              MARCH 31,           JUNE 30,          SEPTEMBER 30,       DECEMBER 31,
                          ------------------  ------------------  ------------------  ------------------
                            1996      1997      1996      1997      1996      1997      1996      1997
                          --------  --------  --------  --------  --------  --------  --------  --------
                                     (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Revenues................  $ 80,584  $ 94,622  $ 88,212  $ 94,908  $ 92,006  $105,236  $ 89,727  $113,202
Operating income (loss).  $(26,136) $(10,689) $(18,511) $(10,357) $(17,825) $ (8,095) $(68,475) $ (5,793)
Net income (loss).......  $(28,574) $(21,437) $(28,897) $(23,141) $(32,304) $(22,177) $(82,047) $(22,111)
Net income (loss) per
 common share...........  $  (0.57) $  (0.45) $  (0.59) $  (0.49) $  (0.65) $  (0.47) $  (1.57) $  (0.46)

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

(12) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid by Mtel during the years ended December 31, 1995, 1996 and 1997 amounted to $35.4 million, $46.6 million and $51.9 million, respectively. No federal income taxes were paid during these years. See Note 5 for information on the 1995 non-cash acquisitions of minority interest and Note 4 for information on the $16.0 million non-cash portion of the acquisition of an Argentine paging company in 1997.

          MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

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

                                                                     SCHEDULE II

          MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT
                          BEGINNING  CHARGED TO                         BALANCE AT
                             OF       COSTS AND   ACCOUNTS                END OF
       DESCRIPTION         PERIOD     EXPENSES   WRITTEN OFF DEDUCTIONS   PERIOD
       -----------       ----------- ----------- ----------- ---------- -----------
Allowance for doubtful
 accounts:
  1995.................. $ 2,350,576 $ 6,880,223 $ 3,634,408    $ 0     $ 5,596,391
  1996..................   5,596,391  15,922,560   6,524,095      0      14,994,856
  1997..................  14,994,856  19,832,317  14,447,859      0      20,379,314

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Mobile Telecommunication Technologies Corp.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Mobile Telecommunication Technologies Corp. included in this Form 10-K, and have issued our report thereon dated February 18, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statement schedule II is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP

Jackson, Mississippi,
 February 18, 1998.

                                 EXHIBIT INDEX

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
  3.1    Restated Certificate of Incorporation of the Company
         (Exhibit 3.3 to the Registration Statement on Form 10
         filed on November 18, 1988 and effective on December 29,
         1988)....................................................     I/B/R
  3.2    Bylaws of the Company, as amended (Exhibit 3.4 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R
  4.1    Certificate of Designations of Series C Junior
         Participating Preferred Stock of the Company (Exhibit 3
         to the Registration Statement on Form 8-A of the Company
         filed on August 3, 1989).................................     I/B/R
  4.2    Rights Agreement dated as of July 26, 1989 between the
         Company and NCNB Texas National Bank (Exhibit 2 to the
         Registration Statement on Form 8-A of the Company filed
         On August 3, 1989).......................................     I/B/R
  4.3    Form of Right Certificate of the Company (Exhibit 1 to
         the Registration Statement on Form 8-A of the Company
         filed on August 3, 1989).................................     I/B/R
  4.4    Indenture dated as of May 28, 1992 between the Company
         and NationsBank of Texas, N.A., as Trustee, relating to
         the Company's 6.75 % Convertible Subordinated Debentures
         Due May 15, 2002, including as an exhibit thereto the
         form of Debenture (Exhibits 4.3 and 28 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1992)......................................     I/B/R
  4.5    Form of Indenture between the Company and Texas Commerce
         Bank National Association, As Trustee, relating to the
         13.5 % Senior Notes due 2002, including as an exhibit
         thereto the form of the Note (Exhibit 4.8 to the
         Company's Registration Statement on Form S-3 filed on
         November 10, 1994 and effective on December 21, 1994)....     I/B/R
  4.6    Certificate of Designations of the $2.25 Cumulative
         Convertible Exchangeable Preferred Stock of the Company
         (Exhibit 4.1 to the Company's Quarterly Report on Form
         10-Q for The quarter ended September 30, 1993)...........     I/B/R
  4.7    Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and Among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.7 to the Company's Annual Report On Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.8    Contribution Agreement of the Company dated as of
         December 21, 1995 entered into in Connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.8 to The Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.9    Patent and Security Agreement of the Company dated as of
         December 21, 1995 entered Into in connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.9 to The Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
  4.10   Trademark Security Agreement of the Company dated as of
         December 21, 1995 entered Into in connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.10 to The Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
   4.11  Copyright Security Agreement of the Company dated as of
         December 21, 1995 entered into In connection with the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995 by and among the Company, the
         lenders referred to therein, Chemical Bank, Credit
         Lyonnais New York Branch and J.P. Morgan Securities, Inc.
         (Exhibit 4.11 to The Company's Annual Report on Form 10-K
         for the year ended December 31, 1995)....................     I/B/R
   4.12  Subordination Agreement dated as of December 21, 1995 by and among the Company and Chemical Bank. (Exhibit 4.12 to
         the Company's Annual Report on Form 10-K for the year
         Ended December 31, 1995).................................     I/B/R
   4.13  Amendment No. 1 dated as of March 27, 1996 to the Credit,
         Security, Guaranty and Pledge Agreement dated as of
         December 21, 1995 by and among the Company, the lenders
         Referred to therein, Chemical Bank, Credit Lyonnais New
         York Branch and J.P. Morgan Securities, Inc. (Exhibit
         4.13 to the Company's Annual Report on Form 10-K for the
         year Ended December 31, 1995)............................     I/B/R
   4.14  Certificate of Designation relating to the Series A 7.5%
         Cumulative Convertible Accruing Pay-In-Kind Preferred
         Stock (Exhibit 4.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996)..........     I/B/R
   4.15  Certificate of Designation relating to the Series B 7.5%
         Cumulative Convertible Accruing Pay-In-Kind Preferred
         Stock (Exhibit 4.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996)..........     I/B/R
   4.16  Certificate of Designation relating to the Series C 7.5%
         Cumulative Convertible Accruing Pay-In-Kind Preferred
         Stock (Exhibit 4.3 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996)..........     I/B/R
   4.17  Supplemental Indenture dated as of July 18, 1996 between the Company and Texas Commerce Bank National Association,
         as Trustee, relating to the 13.5% Senior Notes due 2002
         (Exhibit 4.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1996)................     I/B/R
   4.18  Amendment No. 2 dated as of August 23, 1996 to the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995, as amended, by and among the
         Company, the lenders referred to therein, Chase Manhattan
         Bank, Credit Lyonnais New York Branch and J.P. Morgan
         Securities, Inc. (Exhibit 4.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1996)....................................................     I/B/R
   4.19  Amendment No. 3 dated as of March 26, 1997 to the Credit,
         Security, Guaranty and Pledge Agreement dated as of
         December 21, 1995, as amended, by and among the Company,
         the lenders referred to therein, the Chase Manhattan
         Bank, Credit Lyonnais, New York Branch and J. P. Morgan
         Securities, Inc. (Exhibit 4.19 to the Company's Annual
         Report on Form 10-K for the year ended December 31,
         1996)....................................................     I/B/R
   4.20  Certificate of Amendment of Restated Certificate of
         Incorporation dated May 30, 1996 (Exhibit 4.20 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1996)  .....................................     I/B/R
   4.21  Amendment No. 4 dated as of October 8, 1997 to the
         Credit, Security, Guaranty and Pledge Agreement dated as
         of December 21, 1995, as amended, by and among the
         Company, the lenders referred to therein, Chase Manhattan
         Bank, Credit Lyonnais, New York Branch and J.P. Morgan
         Securities, Inc. (Exhibit 4.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1997).     I/B/R
  10.1*  Employment Agreement dated November 19, 1988 between the
         Company and John N. Palmer (Exhibit 10.9 to the
         Registration Statement on Form 10 of the Company filed on
         November 18, 1988 and effective on December 29, 1988)....     I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
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


 10.11*  Short-Term Management Incentive Plan (Exhibit 10.30 to
         the Company's Annual Report on Form 10-K for the year
         ended December 31, 1992).................................     I/B/R
 10.12*  Long-Term Management Incentive Plan (Exhibit 10.31 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1992).......................................     I/B/R
 10.13   Form of Stockholders Agreement among the Company, SkyTel
         and Sky Acquisition Corp. (Exhibit 10.37 to the Company's
         Registration Statement on Form S-4 filed on October 26,
         1994 and effective on December 14, 1994).................     I/B/R
 10.14   Technology Development and Marketing Agreement dated
         March 23, 1994, by and between Microsoft Corporation and
         Destineer Corp. (Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1994)....................................................     I/B/R
 10.15*  Employment Agreement dated June 1, 1994 between the
         Company and Calvin C. LaRoche (Exhibit 10.32 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1994).......................................     I/B/R
 10.16   MCI Special Customer Arrangement between the Company and
         MCI Telecommunications Corporation dated as of August 22,
         1994 (Exhibit 10.33 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1994)..........     I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
 10.17   First Amendment to MCI Special Customer Arrangement
         between the Company and MCI Telecommunications
         Corporation dated as of January 9, 1995 (Exhibit 10.34 to
         the Company's Annual Report on Form 10-K for the year
         ended December 31, 1994).................................     I/B/R
 10.18*  Amended 1990 Executive Plan of the Company (Exhibit 10.1
         to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1995).............................     I/B/R
 10.19   Lease Agreement dated June 14, 1995 by and between
         Security Centre, Inc. and the Company (Exhibit 10.30 to
         the Company's Annual Report on Form 10-K for the year
         ended December 31, 1995).................................     I/B/R
 10.20   Stock Exchange Agreement dated as of July 19, 1995 by and
         among the Company, Microsoft Corporation, Kleiner Perkins
         Caufield & Byers VI, L.P., KPCB VI Founders Fund, L.P.,
         William H. Gates, Paul G. Allen, Integral Capital
         Partners, L.P. and Integral Capital Partners
         International C.V. (Exhibit 10.31 to the Company's Annual
         Report on Form 10-K for the year ended December 31,
         1995)....................................................     I/B/R
 10.21   Stockholder Agreement dated as of September 15, 1995 by
         and between the Company and Microsoft Corporation
         (Exhibit 10.32 to the Company's Annual Report on Form 10-
         K for the year ended December 31, 1995)..................     I/B/R
 10.22   Form of Stock Purchase Agreement relating to the Sale of
         the Series A, Series B and Series C 7.5% Cumulative
         Convertible Accruing Pay-In-Kind Preferred Stock (Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1996)........................     I/B/R
 10.23   Stockholder Agreement dated as of March 29, 1996 by and
         between the Company and Microsoft Corporation (Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1996)........................     I/B/R
 10.24   Form of Registration Rights Agreement relating to the
         Series A, Series B and Series C 7.5% Cumulative
         Convertible Accruing Pay-In-Kind Preferred Stock (Exhibit
         10.3 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1996)........................     I/B/R
 10.25   Purchase Agreement dated as of September 19, 1996, by and
         between Mtel Latin America, Inc. and Newbridge Latin
         America, L.P. (Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1996)....................................................     I/B/R
 10.26   Contribution, Registration Rights and Standstill
         Agreement dated as of September 19, 1996 by and among the
         Company, Newbridge Latin America, L.P. and TPG Partners,
         L.P. (Exhibit 10.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996)......     I/B/R
 10.27   Stockholders and Exchange Rights Agreement dated as of
         September 19, 1996 by and among Mtel Latin America, Inc.,
         Mtel International, Inc. and Newbridge Latin America,
         L.P. (Exhibit 10.3 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996)......     I/B/R
 10.28   Subscription Agreement dated as of September 19, 1996 by
         and between Newbridge Latin America, L.P. and Mtel Puerto
         Rico, Inc. (Exhibit 10.4 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30,
         1996)....................................................     I/B/R
 10.29   Stockholders and Exchange Rights Agreement dated as of
         September 19, 1996 by and among Mtel Puerto Rico, Inc.,
         Mtel Latin America, Inc. and Newbridge Latin America,
         L.P. (Exhibit 10.5 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996)......     I/B/R
 10.30*  Employment Agreement dated as of August 1, 1996 by and between the Company and John T. Stupka. (Exhibit 10.6 to
         the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1996)........................     I/B/R

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
 10.31*  Employment Agreement dated as of August 15, 1996 by and between the Company and Robert Kaiser. (Exhibit 10.7 to
         the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1996)........................     I/B/R
 10.32*  Form of Restricted Stock Agreement under the 1990
         Executive Incentive Plan. (Exhibit 10.8 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1996)......................................     I/B/R
 10.33   Stock Purchase Agreement dated June 6, 1997 by and among
         BGH S.A., Motorola International Development Corporation
         and Jacobel S.A., as Sellers, and Mtel Latin America,
         Inc., as Purchasers (Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June
         30, 1997)................................................     I/B/R
 10.34   Form of Bridge Note of Mtel Latin America, issued as of
         June 27, 1997 in the aggregate amount of U.S. $8 million
         (Exhibit 10.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1997)................     I/B/R
 10.35   Form of Promissory Note of Mtel Argentina S.A., issued as
         of June 27, 1997 in the aggregate amount of U.S. $8
         million (Exhibit 10.3 to the Company's Quarterly Report
         on Form 10-Q for the quarter ended June 30, 1997)........     I/B/R
 10.36   Pledge Agreement dated June 27, 1997 by Mtel Latin
         America, Inc., as Pledgor, in favor of The Chase
         Manhattan Bank, as Collateral Agent, for the benefit of
         BGH S.A., Motorola International Development Corporation
         and Jacobel S.A., as Sellers (Exhibit 10.4 to the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended June 30, 1997).....................................     I/B/R
 10.37   Credit and Security Agreement dated as of July 18, 1997
         among Mtel Latin America, Inc. and Credit Lyonnais New
         York Branch. (Exhibit 10.5 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1997).     I/B/R
 10.38   Demand Promissory Note of Mtel Latin America, issued as
         of December 31, 1997 in the amount of U.S. $20 million...
 10.39   Revised Form of Reseller Agreement.......................
 21.1    Subsidiaries of the Company..............................
 23.1    Consent of Arthur Andersen LLP...........................
 27.1    Financial Data Schedule..................................

--------
* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.