Form 10-Q
period 1998-03-31
MOBILE TELECOMMUNICATION TECHNOLOGIES CORP
filed 1998-05-15
CIK 842915

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 1998
                          Commission File No. 0-17316


                   MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                        64-0518209
     --------------------------                        ----------------------
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification Number)


         200 South Lamar Street, Mtel Centre, Jackson, Mississippi 39201
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                      55,276,040 shares of Common Stock,
                        par value $.01 per share, as of
                                April 30, 1998

                   MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION
             ---------------------

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--March 31, 1998 and December 31, 1997.

             Consolidated Statements of Operations--Three Months Ended March 31, 1998 and 1997

             Consolidated Statements of Cash Flows--Three Months Ended March 31, 1998 and 1997.

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

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

             SIGNATURES
             ----------

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                             March 31,            December 31,
                                                                               1998                    1997
                                                                          --------------         ---------------
ASSETS:

CURRENT ASSETS
   Cash and cash equivalents                                                $  8,070,187            $ 19,812,116
   Accounts receivable, net of allowance for losses                           48,232,778              53,790,128
   Assets held for sale                                                        2,102,411               2,173,375
   Other current assets                                                        3,128,524               3,179,697
                                                                            ------------            ------------
        TOTAL CURRENT ASSETS                                                  61,533,900              78,955,316
                                                                            ------------            ------------

MESSAGING NETWORKS
   Property and equipment, net                                               289,259,227             294,746,109
   Certificates of authority and license costs, net                          149,403,450             150,623,083
   Network construction and development costs, net                            66,846,180              70,383,491
                                                                            ------------            ------------

        TOTAL MESSAGING NETWORKS                                             505,508,857             515,752,683
                                                                            ------------            ------------

GOODWILL, net                                                                105,155,029             106,164,387

INVESTMENT IN UNCONSOLIDATED INTERNATIONAL VENTURES                           17,079,800              16,786,882

OTHER ASSETS                                                                  23,224,390              24,085,628
                                                                            ------------            ------------

                                                                            $712,501,976            $741,744,896
                                                                            ============            ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
   Current maturities of long-term debt                                     $  1,021,533            $  1,021,526
   Accounts payable and accrued liabilities                                   90,095,364              90,090,298
   Notes payable                                                              15,500,000              22,000,000
                                                                            ------------            ------------

        TOTAL CURRENT LIABILITIES                                            106,616,897             113,111,824
                                                                            ------------            ------------

LONG-TERM LIABILITIES                                                          8,313,244               7,187,943

LONG-TERM DEBT, net of current liabilities                                   388,217,779             398,231,558

MINORITY INTEREST                                                             25,926,513              26,879,386

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
   Preferred Stock, par value $.01 per share;
          25,000,000 shares authorized; 3,750,000 shares of $2.25
          Cumulative Convertible Exchangeable Preferred Stock
          outstanding in 1998 and 1997; 52,500 shares of 7.5%
          Cumulative Convertible Accruing PIK Preferred Stock
          outstanding in 1998 and 1997                                            38,025                  38,025
   Common stock, par value $.01 per share;
         100,000,000 shares authorized; shares issued:
         55,241,807 in 1998 and 55,032,602 in 1997                               552,418                 550,326
   Additional paid-in capital                                                622,363,163             619,464,704
   Accumulated deficit                                                      (434,386,111)           (418,711,968)
   Cumulative translation adjustment                                          (5,139,952)             (5,006,902)
                                                                            ------------            ------------

         TOTAL STOCKHOLDERS' INVESTMENT                                      183,427,543             196,334,185
                                                                            ------------            ------------

                                                                            $712,501,976            $741,744,896
                                                                            ============            ============

                See notes to consolidated financial statements.

                   MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended
                                                                       March  31,
                                                            -------------------------------
                                                                 1998              1997
                                                            ------------        -----------
Revenues                                                    $121,514,301        $94,621,666

Expenses:
   Operating                                                  33,472,543         30,683,986
   Selling, general and administrative                        63,136,290         54,040,138
   Depreciation and amortization                              24,214,685         20,586,724
                                                            ------------        -----------

                                                             120,823,518        105,310,848
                                                            ------------        -----------

Operating income (loss)                                          690,783        (10,689,182)

Interest income                                                  354,972          1,173,177
Interest expense                                             (13,105,325)       (15,598,202)
Gain (loss) on sale of assets                                   (112,476)         7,158,559
Other income (expense)                                            67,330         (2,176,945)
                                                            ------------        -----------

Income (loss) before income taxes
   and equity income (losses)                                (12,104,716)       (20,132,593)

Provision for income taxes                                     1,052,231          1,234,917
Equity in income (losses) from
   investments                                                   717,475            (69,134)
                                                            ------------        -----------


Net income (loss)                                           ($12,439,472)      ($21,436,644)
Preferred dividend requirement                                 3,234,676          3,260,176
                                                            ------------        -----------

Net income (loss) available to common stockholders          ($15,674,148)      ($24,696,820)
                                                            ============        ===========

Net income (loss) per common share:
   Basic                                                          ($0.28)            ($0.45)
                                                            ============        ===========
   Diluted                                                        ($0.28)            ($0.45)
                                                            ============        ===========


                See notes to consolidated financial statements.

                  MOBILE TELECOMMUNICATION TECHNOLOGIES CORP.

                     CONSOLIDATED STATEMENTS OF CASHFLOWS


                                                                                        Three Months Ended
                                                                                             March  31,
                                                                            ---------------------------------------
                                                                                1998                      1997
                                                                            -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         ($12,439,472)             ($21,436,644)
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                          24,214,685                20,586,724
       Provision for losses on accounts receivable and paging inventory        5,002,076                 6,676,749
       Amortization of debt issuance costs                                       632,115                   590,495
       Foreign currency transaction (gain) loss                                   61,879                  (284,212)
       (Gain) loss on sale of assets                                             112,476                (7,158,559)
       Minority interest (income) loss                                          (129,209)                2,461,157
       Equity in (income) losses from investments                               (717,475)                   69,134
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable                              1,401,495                (2,186,417)
       Decrease in assets held for sale                                           21,690                    42,927
        (Increase) decrease in other current assets                               51,173                  (985,761)
        Increase (decrease) in accounts payable and accrued liabilities       (3,956,629)                4,403,608
                                                                            -------------             -------------

  Net Cash Provided By Operating Activities                                   14,254,804                 2,779,201
                                                                            -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                   278,165                19,652,569
  Capital expenditures                                                       (16,565,376)              (18,379,357)
  Increase in investment in unconsolidated international ventures               (498,013)                 (603,472)
  (Increase) decrease in other assets                                             11,083                   (41,730)
                                                                            -------------             -------------

Net Cash Provided By (Used In) Investing Activities                          (16,774,141)                  628,010
                                                                            -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                       (10,013,773)               (5,151,119)
  Payment of dividends on preferred stock                                     (2,109,375)               (2,109,375)
  Sale of stock and exercise of stock options                                  2,900,556                   262,518
                                                                            -------------             -------------

  Net Cash Used In Financing Activities                                       (9,222,592)               (6,997,976)
                                                                            -------------             -------------


        Net decrease in cash and cash equivalents                            (11,741,929)               (3,590,765)

        Cash and cash equivalents - beginning of period                       19,812,116                25,744,724
                                                                            -------------             -------------

        Cash and cash equivalents - end of period                           $  8,070,187               $22,153,959
                                                                            =============             =============

                See notes to consolidated financial statements.

MOBILE TELECOMMUNICATION TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        ORGANIZATION

          Mobile Telecommunication Technologies Corp. ("Mtel" or the
"Company") is a leading provider of nationwide messaging services in the United States. Mtel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrowband personal communications services ("PCS") network (the "Advanced Messaging Network") and international one-way messaging operations. Mtel's wholly-owned subsidiary, SkyTel Corp. ("SkyTel"), operates a one-way nationwide messaging system whereby subscribers can be reached in thousands of towns and cities in the United States by means of two dedicated 931 MHz frequencies licensed by the Federal Communications Commission ("FCC"), a ground-based transmitter system, leased satellite facilities and proprietary network software.

          In September 1995, the Company launched commercial operation of the Advanced Messaging Network, currently the only nationwide network in the United States that utilizes spectrum allocated by the FCC for narrowband PCS. This network enables subscribers to send and receive messages without the need to know the location of the sender or receiver at the time of transmission, and utilizes a proprietary system architecture designed and developed by Mtel. Mtel's 100%-owned subsidiary, Destineer Corp., holds the FCC license utilized by this network.

          Mtel, through its subsidiaries and joint ventures, also operates one-way wireless messaging systems in various countries outside the United States, primarily in Latin America. In addition, Mtel provides its subscribers with access to an international messaging network that utilizes Mtel's proprietary technology and interconnects the systems operated by its international subsidiaries and joint ventures with the systems in the United States, Canada, Singapore and other countries.

          For the first quarter of 1998, one-way messaging operations, the Company's principal operating segment, reported revenues of $88.2 million, operating income of $23.8 million and net income of $22.8 million. Advanced messaging operations reported revenues of $23.7 million, an operating loss of $16.8 million and a net loss of $27.2 million for the first quarter of 1998. Mtel's international operations reported revenues of $9.0 million, an operating loss of $4.9 million and a net loss of $6.1 million for the quarter ended March 31, 1998. For purposes of reporting operating income (loss) for the Company's business segments, certain indirect operating and selling, general and administrative costs are allocated among the business segments based on various financial and operational allocation factors which reflect usage of services.

2.        BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of Mtel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

          The Company's consolidated financial statements for the three months ended March 31, 1998 and 1997 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. The results for the period are not necessarily indicative of the results for the year ending December 31, 1998.

3.        EARNINGS (LOSS) PER SHARE

          Net loss per share for the first quarter of 1998 and 1997 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period with no effect given to common stock equivalents because such effect would be antidilutive. The weighted average number of shares of common stock outstanding in the first quarter of 1998 and 1997 was 55,122,588 and 54,444,728, respectively. Basic and diluted per share amounts were the same for each of the periods presented.

4.        COMPREHENSIVE INCOME (LOSS)

          In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company reported a comprehensive loss, which included the consolidated net loss and foreign currency translation gains and losses, of $12.6 million and $22.5 million for the quarters ended March 31, 1998 and 1997, respectively.

5.        SHAREHOLDER LITIGATION

          On February 20, 1997, certain litigation was filed in the United States District Court for the District of Columbia against the Company, its wholly-owned subsidiary SkyTel, and seven current and former officers and directors. The litigation alleges certain violations of the Securities Exchange Act of 1934, as amended, during the period January 19, 1995 through

February 22, 1996. The plaintiffs are seeking unspecified damages and to have the case certified as a class action. In December 1997, the United States District Court for the District of Columbia granted SkyTel's motion to dismiss, and in January 1998 transferred the case to the United States District Court for the Southern District of Mississippi. On May 4, 1998, the Company reached an agreement in principle to settle this litigation without any admission of liability on the part of the Company or any of the individual defendants. Under the terms of the agreement in principle, Mtel has agreed to make a cash payment of approximately $1.9 million into the settlement fund. The settlement will not have a material impact on the Company's operating results. In addition, Mtel's directors' and officers' liability insurer will separately make a cash contribution to the settlement fund. The final settlement is subject to the execution of a definitive settlement agreement and the approval of the United States District Court for the Southern District of Mississippi.

6.        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          Interest paid by Mtel was $4,549,000 and $6,058,000 during the three months ended March 31, 1998 and 1997, respectively. No federal income taxes were paid during these periods.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion of the consolidated financial condition and results of operations of Mtel for the quarters ended March 31, 1998 and 1997 and certain factors that will affect Mtel's financial condition.

          Certain statements set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual results to differ materially are competitive pressures, the continuing improved performance of the Company's distribution channels, and the timely availability and market acceptance of new products and value-added services. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.


RESULTS OF OPERATIONS

          REVENUES

          Revenues on a consolidated basis increased 28% in the first three months of 1998 as compared to the first three months of 1997, primarily due to a 685% increase in revenues from advanced messaging services resulting, in large part, from sales of SkyWord(R) Plus units, an advanced text messaging service with guaranteed delivery which was introduced by the Company in April 1997. The number of advanced messaging units in service increased 1025% in the first quarter of 1998 as compared to the first quarter of 1997 and 42% in the first quarter of 1998 as compared to the fourth quarter of 1997.

          Revenues from one-way messaging operations in the United States increased 7% in the first quarter of 1998 as compared to the first quarter of 1997. This increase in revenues was primarily attributable to an increase in the number of one-way paging units in service in the United States, which increased 3% in the first quarter of 1998 as compared to the first quarter of 1997. Net unit additions on the one-way messaging network decreased in the first quarter of 1998 as compared to the first quarter of 1997, primarily as a result of the emphasis by the Company's direct sales force on the sale of advanced messaging services and the migration of nationwide alphanumeric one-way paging customers to the more efficient Advanced Messaging Network.

          In the first quarter of 1998, the Company adopted a new methodology for reporting units in service. Under this new methodology, a unit in service includes only recurring revenue generating radio devices. SkyTalk(R), a voice mail service, and other features utilized by customers of the Company will be reported separately. Accordingly, prior period units in service counts and other units in service based calculations, such as average revenue per unit, have been restated to reflect this new methodology. The Company will continue to calculate units in service for purposes of determining compliance with debt covenants using the original methodology employed by the Company.

          As of March 31, 1998, the Company had 939,700 one-way messaging units in service in the United States, an increase of 3% over the 908,800 one-way messaging units in service as of March 31, 1997. In addition, Mtel had 224,900 advanced messaging units in service as of March

31, 1998, an increase of 1025% over the 20,000 advanced messaging units in service as of March 31, 1997. Approximately 20% of net unit additions on the Advanced Messaging Network in the first quarter of 1998 represented conversions of units from one-way to advanced messaging services, as compared to approximately 24% of net unit additions on the advanced messaging network in the fourth quarter of 1997.

          Overall average revenue per domestic unit in service increased to $32.96 in the first quarter of 1998 as compared to $30.94 in the first quarter of 1997 and $32.37 in the fourth quarter of 1997. Average revenue per one-way messaging unit in service was $31.29 in the first quarter of 1998 as compared to $30.43 in the first quarter of 1997 and $31.05 in the fourth quarter of 1997. Average revenue per advanced messaging unit was $41.15 in the first quarter of 1998 as compared to $57.28 in the first quarter of 1997 and $41.92 in the fourth quarter of 1997. The Company cannot predict future trends in average revenue per unit because of limited experience with usage charges from advanced messaging services and the planned introduction of value-added services in 1998.

          The Company intends to continue to emphasize the distribution of its family of advanced messaging services, including SkyWord Plus, two-way interactive messaging and fixed location services. The Company also intends to continue to feature its one-way services through the promotion of products and services which more efficiently utilize the capacity of the FLEX(R) enabled one-way messaging network, such as the Beepwear(TM) pager watch and prepaid paging services, and the establishment of distribution channels which can effectively market these products and services. The ability of the Company to continue to achieve improved operating results will be dependent on the continued improved performance of its direct and reseller distribution channels, the success of new distribution channels and the timely availability and market acceptance of new products and value-added services which the Company expects to introduce on the one-way messaging network and the Advanced Messaging Network in 1998. In addition, the Company cannot predict the extent to which competitive advanced messaging services will be available in 1998.

          Mtel's consolidated revenues include revenues recorded by the Company's international operations in Argentina, Colombia, Puerto Rico, Costa Rica, Uruguay and Venezuela. Revenues recorded by the Company's consolidated international operations provided approximately 7% of Mtel's revenues in both the first quarter of 1998 and the first quarter of 1997.

          During the first three months of 1998, one-way messaging operations provided approximately 73% of Mtel's revenues as compared to 87% in the first three months of 1997. Advanced messaging operations provided approximately 19% of consolidated revenues during the first quarter of 1998 as compared to approximately 3% in the first three months of 1997. Other Mtel operations provided approximately 1% of revenues in the first three months of 1998 as compared to approximately 3 % in the first three months of 1997.

          EXPENSES

          Expenses include operating expenses, selling, general and administrative expenses, and depreciation and amortization.

          Operating expenses primarily consist of salaries, telephone costs and transmitter and receiver site rentals associated with the Company's one-way and advanced messaging operations in the United States and one-way international messaging operations, as well as expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 9% in the first three months of 1998 as compared to the first three months of 1997. This increase primarily reflects monthly rental expenses incurred in connection with operating lease agreements entered into with Motorola Inc. ("Motorola") in the third and fourth quarters of 1997 pursuant to which the Company leased a total of 50,000 SkyWord Plus units valued at approximately $9.3 million, increased telephone and system costs associated with the increasing one-way and advanced messaging subscriber base in the United States, increased transmitter and receiver site rentals resulting from the continued expansion of coverage of the Company's messaging networks in the United States and increased message unit refurbishment costs. As a percentage of consolidated revenues, operating expenses decreased to 28% in the first three months of 1998 as compared to 32% in the first three months of 1997. Mtel expects to continue to incur increased operating expenses during 1998 and future periods, primarily as a result of an increase in the number of units in service on its one-way and advanced messaging networks in the United States and the continued expansion of coverage of the Advanced Messaging Network.

          Operating expenses related to the one-way messaging system in the United States increased 4% in the first quarter of 1998 as compared to the first quarter of 1997, and as a percentage of revenues was 21% in the first quarter of 1998 as compared to 22% in the first quarter of 1997. Operating expenses related to advanced messaging operations in the United States increased 27% in the first quarter of 1998 as compared to the first quarter of 1997, but decreased as a percentage of revenues to 50% in the first quarter of 1998 as compared to 310% in the first quarter of 1997. Operating expenses of the Company's international subsidiaries increased 14% in the first quarter of 1998 as compared to the first quarter of 1997, but decreased as a percentage of revenues to 29% in the first quarter of 1998 as compared to 34% in the first quarter of 1997.

          Selling, general and administrative expenses include marketing and advertising costs, personnel costs associated with the direct sales and marketing staff, costs associated with customer support operations, and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses increased 17% in the first three months of 1998 as compared to the first three months of 1997. This increase primarily reflects increased selling expenses related to the expansion of the Company's direct sales force, increased advertising and marketing expenses incurred in connection with the promotion of products and services on the Advanced Messaging Network and the inclusion of selling, general and administrative expenses attributable to RadioMensaje S.A.C. in Argentina which was acquired by Mtel Latin America, Inc. ("Mtel Latam") in June 1997. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 52% in the first three months of 1998 as compared to 57% in the first three months of 1997. In 1998, selling, general and administrative expenses on a consolidated basis are expected to increase as a result of the Company's plans to continue to expand its direct sales force in the United States and to incur additional marketing expenses in connection with the promotion of products and services on the Advanced Messaging Network.

          Selling, general and administrative expenses related to the one-way messaging system in the United States increased 3% in the first quarter of 1998 as compared to the first quarter of 1997, and as a percentage of revenues was 39% in the first quarter of 1998 as compared to 41% in the first quarter of 1997. Selling, general and administrative expenses related to advanced messaging operations in the United States increased 55% in the first quarter of 1998 as compared to the first quarter of 1997, but decreased as a percentage of revenues to 76% in the first quarter of 1998 as compared to 383% in the first quarter of 1997. Selling, general and administrative expenses of the Company's international subsidiaries increased 15% in the first quarter of 1998 as compared to the first quarter of 1997, but decreased as a percentage of revenues to 98% in the first quarter of 1998 as compared to 114% in the first quarter of 1997.

              Depreciation and amortization on a consolidated basis increased 18% in the first three months of 1998 as compared to the first three months of 1997 primarily due to the continued expansion of coverage of the one-way and advanced messaging networks and the purchase of pagers and advanced messaging units to support the increase in subscribers. As a percentage of revenues, depreciation and amortization expenses on a consolidated basis decreased to 20% in the first three months of 1998 as compared to 22% in the first three months of 1997. The Company expects depreciation and amortization expenses to increase during 1998, primarily as a result of the continued expansion of coverage of the Advanced Messaging Network and the purchase of pagers and advanced messaging units to support the projected increase in the Company's subscriber base.


              OPERATING INCOME (LOSS)

              Mtel reported consolidated operating income of approximately $0.7 million for the first three months of 1998 as compared to a consolidated operating loss of approximately $10.7 million for the first three months of 1997. For the three-month period ended March 31, 1998, one-way messaging operations recorded operating income of $23.8 million, which was offset by an operating loss of $16.8 million from advanced messaging operations and an operating loss of $4.9 million from international operations.

              The Company expects to report operating income on a consolidated basis in 1998 and future periods as a result of continued profitable operations of the Company's one-way messaging business in the United States and declining operating losses from its advanced messaging operations. However, future levels of operating income will be dependent on the continued improved performance of the Company's direct and reseller distribution channels, the success of new distribution channels and the timely availability and market acceptance of new products and value-added services which the Company expects to introduce in 1998 on its Advanced Messaging Network. In addition, the Company cannot predict the extent to which future operating results will be impacted by the introduction of services competitive with those available on the Advanced Messaging Network.

              INTEREST EXPENSE AND INTEREST INCOME

              Interest expense decreased 16% in the first three months of 1998 as compared to the first three months of 1997, primarily as a result of the inclusion in the first quarter of 1997 of approximately $2.9 million of fees in connection with the amendment of the bank credit facility and a decrease in the Company's outstanding balance under its bank credit facility. See "Liquidity and Capital Resources."

              Interest income totaled $0.4 million in the first three months of 1998 as compared to $1.2 million in the first three months of 1997. This decrease is primarily attributable to a reduction in the aggregate amount of securities restricted for debt service related to the Company's 13.5% Senior Notes (the "Senior Notes").

             PROVISION FOR INCOME TAXES

             Mtel recorded a provision for income taxes of $1.1 million and $1.2 million in the first three months of 1998 and 1997, respectively, relating to state and local income taxes. The Company reported net losses for federal income tax purposes during the three month periods ended March 31, 1998 and 1997 and, accordingly, no provision for federal income taxes has been made for such periods.

             PREFERRED STOCK DIVIDENDS

             The Company accrued and paid dividends of approximately $2.1 million in each of the quarters ended March 31, 1998 and 1997 on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock"). In addition, the Company accrued approximately $1.1 million in the first quarter of 1998 and $1.2 million in the first quarter of 1997, which represents dividends accrued on the Company's 7.5% Cumulative Convertible Accruing Pay-in-Kind Preferred Stock (the "PIK Preferred Stock") issued in April and May of 1996. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, do not affect reported net income, the amount of such dividends is deducted from net income for the purpose of determining net income (loss) per common share. See "Liquidity and Capital Resources."

             NET INCOME (LOSS)

             Mtel recorded a consolidated net loss of approximately $12.4 million in the three month period ended March 31, 1998 which, combined with the effect of the preferred stock dividends, resulted in a consolidated net loss per common share of $0.28 for such period. This compares to a consolidated net loss of approximately $21.4 million, or $0.45 per common share, in the first three months of 1997. The consolidated net loss in the first quarter of 1997 was offset by a gain of approximately $7.4 million from the sale of the Company's 19% equity interest in a joint venture that conducts paging operations in Brazil. For the first quarter of 1998, the Company's one-way messaging operations recorded net income of $22.8 million, which was offset by a net loss of $27.2 million from advanced messaging operations and a net loss of $6.1 million from international operations. The Company expects to incur a net loss on a consolidated basis in 1998 as a result of continuing losses from its advanced messaging and international operations, although its one-way messaging business is expected to generate net income during this period.

LIQUIDITY AND CAPITAL RESOURCES

             The Company invested a total of $1.7 million in the first quarter of 1998 to fund the expansion of its one-way messaging system and, to a lesser extent, the procurement of messaging units to support its one-way messaging subscriber base. In addition, in the first quarter of 1998, Mtel incurred capital expenditures of $11.4 million for messaging units and infrastructure equipment related to the Advanced Messaging Network. Capital expenditures in the first quarter of 1998 were funded with cash generated from one-way messaging operations and cash on-hand at the beginning of the quarter.

             During the first quarter of 1998, SkyTel repaid $10.0 million of outstanding borrowings under its bank credit facility, resulting in a balance of $115.5 million of borrowings outstanding under the bank credit facility as of March 31, 1998. Letters of credit in the amount of $6.2 million had been issued under the credit facility as of March 31, 1998, and the credit available under the facility has been reduced by a corresponding amount. As of March 31, 1998, the Company had borrowing availability under the bank credit facility of approximately $78.3 million. The Company may be required to incur additional borrowings under the bank credit facility in 1998 to fund capital expenditures and working capital requirements, including its interest payments on the Senior Notes, to the extent that cash flows from operations do not satisfy these requirements.

              In April 1998, the Company completed a series of interest rate swaps which effectively lower the cash interest payment on its 13.5% Senior Notes to 10.75% from December 15, 1997 through December 15, 2000, the first date that the Senior Notes may be called for redemption without payment of the additional premium required under the indenture. During the period December 15, 2000 to December 15, 2002, the Company will be required to make payments to the swap counterparty in an amount equal to 12.07% multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%.

              During the first quarter of 1998 Mtel Latam required approximately $1.5 million to fund capital expenditures of its subsidiaries and capital contributions to its joint ventures in Latin America. Mtel Latam will be required to engage in additional debt or equity financings in order to fund capital requirements in 1998 and to repay certain borrowings under the Mtel Latam line of credit which become due in September 1998, and there can be no assurance that Mtel Latam will be able to complete any additional financings on terms acceptable to Mtel Latam.

YEAR 2000

        The Company will be required to modify its internal computer systems and its messaging networks in light of the date change that will occur in the year 2000. The Company is currently assessing the impact of year 2000 issues on its operations and the extent of programming changes that will be required to address this issue. Although final cost estimates have not yet been determined, the Company does not believe that year 2000 compliance costs will have a material impact on the Company's results of operations in 1998. The Company is also working with various vendors whose products and services may materially impact the Company's year 2000 compliance and is not aware that any such vendor will be unable to effect timely compliance.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP, which is effective for fiscal years beginning after December 15, 1998, requires the costs of start-up activities to be expensed as incurred. The SOP broadly defines start-up activities as one-time activities related to the opening a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility, or the commencement of a new operation. Initial application of this SOP should be reported as the cumulative effect of a change in accounting principle. The Company intends to comply with the provisions of this SOP and has not yet determined the amount of start-up costs that will be required to be expensed in connection with the adoption of this SOP nor the period in which the SOP will be adopted.

                          PART II. OTHER INFORMATION

Item 1.      Legal Proceedings
             -----------------

        On February 20, 1997, a civil complaint was filed in the United States District Court for the District of Columbia. Kris Lindblom and Jack Fefer v. Mobile Telecommunication Technologies Corporation, SkyTel Corporation, J. Robert Fugate, Leonard G. Kriss, M. Bernard Puckett, Thomas G. Barksdale, Calvin C. LaRoche, Jai Bhagat and John N. Palmer, Civil Action No. 1:97CV00337. The Complaint has two counts, one alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), against all defendants, and one alleging violations of Section 20(a) of the Exchange Act against the Company and defendants Palmer and Puckett. The plaintiffs seek unspecified damages and to certify the case as a class action. In December 1997, the United States District Court for the District of Columbia granted SkyTel's motion to dismiss, and in January 1998 transferred the case to the United States District Court for the Southern District of Mississippi. On May 4, 1998, the Company reached an agreement in principle to settle this litigation without any admission of liability on the part of the Company or any of the individual defendants. Under the terms of the agreement in principle, Mtel has agreed to make a cash payment of approximately $1.9 million into the settlement fund. The settlement will not have a material impact on the Company's operating results. In addition, Mtel's directors' and officers' liability insurer will separately make a cash contribution to the settlement fund. The final settlement is subject to the execution of a definitive settlement agreement and the approval of the United States District Court for the Southern District of Mississippi. Subsequent to the filing of the complaint, the Company, as have other companies involved in private securities litigation, received from the staff of the Securities and Exchange Commission ("SEC") an informal inquiry letter seeking documents pertaining to consultants and products used in the development and operation of the Advanced Messaging Network. The Company is cooperating with the SEC staff.

              Except as set forth above and except for certain proceedings involving the unpaired narrowband PCS license awarded to the Company by the Federal Communications Commission in July 1994 pursuant to a Pioneer's Preference which is described in "Item 1. Business - Regulation" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there are no material legal or regulatory proceedings involving the Company except license applications and renewals and other regulatory proceedings incident to the Company's business.

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

                                       MOBILE TELECOMMUNICATION
                                       TECHNOLOGIES CORP.

Dated:  May 14, 1998                   By  /s/ John T. Stupka
                                         --------------------
                                        John T. Stupka
                                        President and Chief
                                        Executive Officer



Dated:  May 14, 1998                   By  /s/ Robert Kaiser
                                         -------------------
                                        Robert Kaiser
                                        Senior Vice President - Finance and
                                        Chief Financial Officer