Form 10-Q
period 1998-06-30
SKYTEL COMMUNICATIONS INC
filed 1998-08-13
CIK 842915

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington,  D.C.  20549

                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998
Commission File No.  0-17316


                          SKYTEL COMMUNICATIONS, INC.
                          ---------------------------
            (Exact name of Registrant as specified in its charter)

                Delaware                                  64-0518209
      -------------------------------               ----------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification Number)


     200 South Lamar Street,   Mtel Centre,   Jackson, Mississippi  39201
     ---------------------------------------------------------------------
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


                       59,578,306 shares of Common Stock,
                        par value $.01 per share, as of
                                 July 31, 1998

                          SKYTEL COMMUNICATIONS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -- June 30, 1998 and December 31, 1997.

         Consolidated Statements of Operations -- Six Months Ended June 30, 1998 and 1997, and Three Months Ended June 30, 1998 and 1997.

         Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1998 and 1997, and Three Months Ended June 30, 1998 and 1997.

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         SIGNATURES
         ----------

                           SKYTEL COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                       June 30,      December 31,
                                                                                                         1998            1997
                                                                                                     -------------   -------------
ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                                                                       $  21,995,107   $  19,812,116
     Accounts receivable, net of allowances for losses                                                  47,677,537      53,790,128
     Assets held for sale                                                                                2,050,233       2,173,375
     Other current assets                                                                                6,016,454       3,179,697
                                                                                                     -------------   -------------

        TOTAL CURRENT ASSETS                                                                            77,739,331      78,955,316
                                                                                                     -------------   -------------
MESSAGING NETWORKS
        Property and equipment, net                                                                    279,867,804     294,746,109
        Certificates of authority and license cost, net                                                147,929,545     150,623,083
        Network construction and development costs, net                                                 63,365,314      70,383,491
                                                                                                     -------------   -------------

        TOTAL MESSAGING NETWORKS                                                                       491,162,663     515,752,683
                                                                                                     -------------   -------------

GOODWILL, net                                                                                          104,146,293     106,164,387

INVESTMENT IN UNCONSOLIDATED INTERNATIONAL VENTURES                                                     18,311,290      16,786,882

OTHER ASSETS                                                                                            20,413,401      24,085,628
                                                                                                     -------------   -------------

                                                                                                     $ 711,772,978   $ 741,744,896
                                                                                                     =============   =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
        Current maturities of long-term debt                                                         $   1,021,433   $   1,021,526
        Accounts payable and accrued liabilities                                                        96,605,508      90,090,298
        Notes payable                                                                                   20,000,000      22,000,000
                                                                                                     -------------   -------------

        TOTAL CURRENT LIABILITIES                                                                      117,626,941     113,111,824
                                                                                                     -------------   -------------

LONG-TERM LIABILITIES                                                                                            0       7,187,943

LONG-TERM DEBT, net of current liabilities                                                             388,213,356     398,231,558

MINORITY INTEREST                                                                                       24,876,071      26,879,386

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
     Preferred Stock, par value $.01 per share; 25,000,000 shares authorized; 3,750,000 shares of $2.25 Cumulative Convertible
        Exchangeable Preferred Stock outstanding in 1998 and 1997;
        7.5% Cumulative Convertible Accruing PIK Preferred Stock,
        shares outstanding: none in 1998 and 52,500 in 1997                                                 37,500          38,025

     Common Stock, par value $.01 per share;
             100,000,000 shares authorized;  shares issued:
             59,572,031 in 1998 and 55,032,602 in 1997                                                     595,720         550,326
     Additional paid-in-capital                                                                        635,198,160     619,464,704
     Accumulated deficit                                                                              (449,617,185)   (418,711,968)
     Cumulative translation adjustment                                                                  (5,157,585)     (5,006,902)
                                                                                                     -------------   -------------

TOTAL STOCKHOLDERS' INVESTMENT                                                                         181,056,610     196,334,185
                                                                                                     -------------   -------------

                                                                                                     $ 711,772,978   $ 741,744,896
                                                                                                     =============   =============


                See notes to consolidated financial statements.

                          SKYTEL COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Six Months Ended               Three Months Ended
                                                              June 30,                        June 30,
                                                   -----------------------------   -----------------------------
                                                        1998            1997            1998            1997
                                                   -------------   -------------   -------------   -------------
Revenues                                           $ 247,634,733   $ 189,529,744   $ 126,120,432   $  94,908,078
Expenses:
      Operating                                       70,176,716      60,611,680      36,704,173      29,927,694
      Selling, general and administrative            124,787,445     108,151,615      61,651,155      54,111,477
      Depreciation and amortization                   48,804,688      41,813,182      24,590,003      21,226,458
                                                   -------------   -------------   -------------   -------------
                                                     243,768,849     210,576,477     122,945,331     105,265,629
                                                   -------------   -------------   -------------   -------------

Operating income (loss)                                3,865,884     (21,046,733)      3,175,101     (10,357,551)
Interest income                                          573,894       2,409,010         218,922       1,235,833
Interest expense                                     (25,838,076)    (28,359,864)    (12,732,751)    (12,761,662)
Gain (loss) on sale of assets                           (662,118)      7,837,485        (549,642)        678,926
Other expense                                         (2,527,234)     (2,221,390)     (2,594,564)        (44,445)
                                                   -------------   -------------   -------------   -------------

Income (loss) before income taxes
      and equity income (losses)                     (24,587,650)    (41,381,492)    (12,482,934)    (21,248,899)
Provision for income taxes                             2,022,208       2,418,869         969,977       1,183,952
Equity in income (losses) of investments               1,996,993        (777,857)      1,279,518        (708,723)
                                                   -------------   -------------   -------------   -------------

Net income (loss)                                   ($24,612,865)   ($44,578,218)   ($12,173,393)   ($23,141,574)

Preferred dividend requirement                         6,292,356       6,541,930       3,057,680       3,281,754
                                                   -------------   -------------   -------------   -------------

Net income (loss) available to common
 stockholders                                       ($30,905,221)   ($51,120,148)   ($15,231,073)   ($26,423,328)
                                                   =============   =============   =============   =============

Net income (loss) per common share:
         Basic                                            ($0.55)         ($0.94)         ($0.27)         ($0.49)
                                                   =============   =============   =============   =============

         Diluted                                          ($0.55)         ($0.94)         ($0.27)         ($0.49)
                                                   =============   =============   =============   =============

                See notes to consolidated financial statements.

                          SKYTEL COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Six Months Ended               Three Months Ended
                                                                      June 30,                        June 30,
                                                            -----------------------------   -----------------------------
                                                                1998            1997            1998            1997
                                                            ------------    -------------   ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         ($24,612,865)   ($44,578,218)   ($12,173,393)   ($23,141,574)
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
       Depreciation and amortization                          48,804,688      41,813,182      24,590,003      21,226,458
       Provision for losses on accounts receivable and
            paging inventory                                   9,448,430      11,125,658       4,446,354       4,448,909
       Amortization of debt issuance costs                     1,264,231       1,192,318         632,116         601,823
       Foreign currency transaction (gain) loss                   75,977        (185,240)         14,098          98,972
       (Gain) loss on sale of assets                             662,118      (7,837,485)        549,642        (678,926)
       Minority interest income (loss)                          (303,639)      2,343,422        (174,430)       (117,735)
       Equity in (income) losses from investments             (1,996,993)        777,857      (1,279,518)        708,723
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable            (1,259,234)      8,069,946      (2,660,729)     10,256,363
        Decrease in assets held for sale                          21,690         306,073               -         263,146
        (Increase) decrease in other current assets           (2,836,757)     15,210,984      (2,887,930)     16,196,745
       Increase (decrease) in accounts payable and
                   accrued liabilities                         5,932,003      (4,017,901)      9,888,632      (8,421,509)
                                                            ------------    -------------   ------------    -------------

Net Cash Provided By Operating Activities                     35,199,649      24,220,596      20,944,845      21,441,395
                                                            ------------    -------------   ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                                  565,406      33,553,627         287,241      13,901,058
  Capital expenditures, net                                  (27,311,540)    (41,074,988)    (10,746,164)    (22,695,631)
  Increase in investment in unconsolidated
       international ventures                                   (522,174)     (1,016,220)        (24,161)       (412,748)
  Acquisition of Argentinean paging company                            -     (16,000,000)              -     (16,000,000)
  Decrease in other assets                                     1,971,916       1,810,619       1,960,833       1,852,349
                                                            ------------    -------------   ------------    -------------

Net Cash Used In Investing Activities                        (25,296,392)    (22,726,962)     (8,522,251)    (23,354,972)
                                                            ------------    -------------   ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                       (10,018,296)     (5,514,805)         (4,523)       (363,686)
  Payment of dividends on preferred stock                     (4,218,750)     (4,218,750)     (2,109,375)     (2,109,375)
  Sale of stock and exercise of options                        6,516,780         466,783       3,616,224         204,265
                                                            ------------    -------------   ------------    -------------

Net Cash Provided By (Used In) Financing Activities           (7,720,266)     (9,266,772)      1,502,326      (2,268,796)
                                                            ------------    -------------   ------------    -------------

  Net increase (decrease) in cash and cash equivalents         2,182,991      (7,773,138)     13,924,920      (4,182,373)
  Cash and cash equivalents-beginning of period               19,812,116      25,744,724       8,070,187      22,153,959
                                                            ------------    -------------   ------------    -------------

  Cash and cash equivalents-end of period                   $ 21,995,107    $ 17,971,586    $ 21,995,107    $ 17,971,586
                                                            ============    =============   ============    =============

                See notes to consolidated financial statements.

SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

       SkyTel Communications, Inc., formerly Mobile Telecommunication Technologies Corp., ("SkyTel" or the "Company") is a leading provider of nationwide messaging services in the United States. SkyTel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrowband personal communication services ("PCS") network (the "Advanced Messaging Network") in the United States and international one-way messaging operations. The Company's wholly-owned subsidiary, SkyTel Corp., operates a one-way nationwide messaging system whereby subscribers can be reached in thousands of towns and cities in the United States by means of two dedicated 931 MHz frequencies licensed by the Federal Communications Commission ("FCC"), a ground-based transmitter system, leased satellite facilities and proprietary network software.

       In September 1995, the Company launched commercial operation of the Advanced Messaging Network, currently the only nationwide network in the United States that utilizes spectrum allocated by the FCC for narrowband PCS. This network enables subscribers to send and receive messages without the need to know the location of the sender or receiver at the time of transmission, and utilizes a proprietary system architecture designed and developed by SkyTel. The Company's 100%-owned subsidiary, Destineer Corp., holds the FCC license utilized by this network.

       SkyTel, through its subsidiaries and joint ventures, operates one-way wireless messaging systems in various countries outside the United States, primarily in Latin America. In addition, SkyTel provides its subscribers with access to an international messaging network that utilizes SkyTel's proprietary technology and interconnects the systems operated by its international subsidiaries and joint ventures with systems in the United States, Canada, Singapore and other countries.

       For the second quarter of 1998, one-way messaging operations, the Company's principal operating segment, reported revenues of $84.3 million, operating income of $21.5 million and net income of $20.6 million. Advanced messaging operations reported revenues of $32.2 million, an operating loss of $12.4 million and a net loss of $22.5 million for the second quarter of 1998. SkyTel's international operations reported revenues of $8.8 million, an operating loss of $5.7 million and a net loss of $6.7 million for the quarter ended June 30, 1998. For purposes of reporting operating income (loss) for the Company's business segments, certain indirect operating and selling, general and administrative expenses are allocated among the business segments based on various financial and operational factors which reflect usage of services.

2.      BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of SkyTel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       The Company's consolidated financial statements for the three and six month periods ending June 30, 1998 and 1997 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. The results for these periods are not necessarily indicative of the results for the year ending December 31, 1998.

3.     EARNINGS (LOSS) PER SHARE

       Net loss per share for the three and six month periods ending June 30, 1998 and 1997 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period with no effect given to common stock equivalents because such effect would be antidilutive. The weighted average number of shares of common stock outstanding in the second quarter of 1998 and the first six months of 1998 was 56,858,962 and 55,995,576, respectively. The weighted average number of shares of common stock outstanding in the second quarter of 1997 and the first six months of 1997 was 54,473,783 and 54,459,398, respectively. Basic and diluted per share amounts were the same for each of the periods presented.

4.     COMPREHENSIVE INCOME (LOSS)

       In January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company reported a comprehensive loss, which included the consolidated net loss and foreign currency translation gains and losses, of $12.2 million and $24.1 million for the quarters ended June 30, 1998 and 1997, respectively, and $24.8 million and $46.6 million for the first six months of 1998 and 1997, respectively.

5.     INTEREST RATE SWAP AGREEMENTS

       In April 1998, the Company entered into certain interest rate swap agreements with respect to the $265 million outstanding principal amount of its 13.5% Senior Notes due 2002 (the "Senior Notes"). These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements have varying maturities but in no instance exceed the maturity date of the Senior Notes. The interest rate swap agreements establish an effective interest rate of 10.75% on the Senior Notes through December 15, 2000. During the period from December 15, 2000 to December 15, 2002, the Company will be required to make payments to the swap counterparty in an amount equal to 12.07% multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%. During this period, the Company will receive an amount equal to the 3-month London Interbank Offered Rate ("LIBOR") plus 1% (currently 8.69%) multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%. The Company is continuing to record an amount equal to 13.5% of the principal amount of the Senior Notes as interest expense in its consolidated statements of operations.

6.     PIK PREFERRED STOCK CONVERSION

       In May 1998, the Company made an offer to the holders of its 7.5% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (the "PIK Preferred Stock") in order to encourage the voluntary conversion of the PIK Preferred Stock into Common Stock of the Company. The Company agreed to reduce the conversion price of the PIK Preferred Stock by 0.81% for any holder who converted shares of PIK Preferred Stock into Common Stock of the Company on or before May 15, 1998. The holders of the PIK Preferred Stock converted all the outstanding shares of PIK Preferred Stock, together with all shares of PIK Preferred Stock accrued as dividends as of the date of conversion, into an aggregate of 3.4 million shares of Common Stock of the Company. As a result of the conversion, the Company will no longer be required to accrue approximately $4.5 million of annual stock dividends on the PIK Preferred Stock. Although dividends on the PIK Preferred Stock were not treated as an expense on the Company's consolidated statements of operations and, therefore, did not affect reported net income, such dividends were deducted from net income for the purpose of determining net income (loss) per common share.

7.     STOCKHOLDER LITIGATION

       On February 20, 1997, certain litigation was filed in the United States District Court for the District of Columbia against the Company, its wholly-owned subsidiary SkyTel Corp., and seven current and former officers and directors. The complaint alleged certain violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the period January 19, 1995 through February 22, 1996. The plaintiffs sought unspecified damages and to have the case certified as a class action. In December 1997, the United States District Court for the District of Columbia granted a motion dismissing SkyTel Corp. as a defendant in the litigation and in January 1998 transferred the case to the United States District Court for the Southern District of Mississippi. On May 4, 1998, the Company entered into an agreement in principle to settle this litigation without any admission of liability on the part of the Company or any of the individual defendants. Under the terms of the agreement in principle, SkyTel agreed to make a cash payment of approximately $1.9 million into a settlement fund. In addition, SkyTel's directors' and officers' liability insurer separately agreed to make a cash contribution to a settlement fund.
The final settlement is subject to the execution of a definitive settlement agreement and the approval of the United States District Court for the Southern District of Mississippi. In the second quarter of 1998, the Company recorded a charge to other expenses in its consolidated statements of operations in the amount of $2.8 million related to the costs of this litigation and the proposed settlement.

8.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Interest paid by SkyTel was $22.3 million and $26.8 million during the six months ended June 30, 1998 and 1997, respectively, and was $17.7 million and $20.7 million during the three months ended June 30, 1998 and 1997, respectively. No federal income taxes were paid during these periods.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

          CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion of the consolidated financial condition and results of operations of SkyTel for the three and six month periods ended June 30, 1998 and 1997 and certain factors that will affect SkyTel's financial condition.

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

RESULTS OF OPERATIONS

         REVENUES

         Revenues on a consolidated basis increased 31% in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and increased 33% in the second quarter of 1998 as compared to the second quarter of 1997. This increase was primarily due to a 698% increase in revenues from advanced messaging services in the first half of 1998 as compared to the first half of 1997 resulting, in large part, from sales of SkyWord(R) Plus units, an advanced text messaging service with guaranteed delivery which was introduced by the Company in April 1997. The number of advanced messaging units in service increased 531% in the second quarter of 1998 as compared to the second quarter of 1997 and 32% in the second quarter of 1998 as compared to the first quarter of 1998.

       Revenues from one-way messaging operations in the United States increased approximately 5% in the first half of 1998 as compared to the first half of 1997 and increased 2% in the second quarter of 1998 as compared to the second quarter of 1997. This increase in revenues was attributable to a 4% increase in the number of one-way paging units in service in the United States in the second quarter of 1998 as compared to the second quarter of 1997.

       As of June 30, 1998, the Company had 954,000 one-way messaging units in service in the United States which included 28,700 prepaid paging units, as compared to 920,300 one-way messaging units in service as of June 30, 1997. In addition, SkyTel had 295,900 advanced messaging units in service as of June 30, 1998, an increase of 531% over the 46,900 advanced messaging units in service as of June 30, 1997. Approximately 17% of net unit additions placed in service on the Advanced Messaging Network in the second quarter of 1998 represented conversions of units from one-way to advanced messaging services, as compared to approximately 20% of net unit additions on the Advanced Messaging Network in the first quarter of 1998.

       Average revenue per domestic unit in service was $32.61 in the second quarter of 1998 as compared to $30.50 in the second quarter of 1997 and $32.96 in the first quarter of 1998. Average revenue per one-way unit in service was $30.18 in the second quarter of 1998 as compared to $30.16 in the second quarter of 1997 and $31.29 in the first quarter of 1998. Average revenue per advanced messaging unit was $41.28 in the second quarter of 1998 as compared to $39.79 in the second quarter of 1997 and $41.15 in the first quarter of 1998.

       The Company intends to continue to emphasize the distribution of its family of advanced messaging services, including SkyWord(R) Plus, two-way interactive messaging and fixed location services. The Company also intends to continue to feature its one-way services through the promotion of products and services which more efficiently utilize the capacity of the FLEX(R) enabled one-way messaging network, such as the Beepwear(TM) pager watch and prepaid paging services, and the establishment of distribution channels which can effectively market these products and services. The ability of the Company to continue to achieve improved operating results will be dependent on the continued improved performance of its direct and reseller distribution channels, the success of new distribution channels and the timely availability and market acceptance of new products and value-added services which the Company expects to introduce in 1998 on the Advanced Messaging Network. In addition, the Company cannot predict the extent to which future revenues will be impacted by the introduction of services competitive with those available on the Advanced Messaging Network.

       During the first half of 1998, one-way messaging operations provided approximately 70% of SkyTel's revenues as compared to 87% in the first half of 1997. Advanced messaging operations provided approximately 23% of consolidated revenues during the first half of 1998 as compared to 4% in the first half of 1997. Other SkyTel operations provided less than 1% of revenues in the first half of 1998 as compared to 2% in the first half of 1997.

       SkyTel's consolidated revenues include revenues recorded by the Company's international operations in Argentina, Colombia, Puerto Rico, Costa Rica, Uruguay and Venezuela. Revenues recorded by the Company's consolidated international operations provided approximately 7% of SkyTel's consolidated revenues in both the first half of 1998 and the first half of 1997. The Company continues to experience competition in Latin America from cellular telephone and other telecommunication services, and plans to introduce new product offerings in certain countries in an effort to accelerate development of the messaging market in Latin America. The Company cannot predict the extent to which such competitive services will affect the future operating results of the Company's Latin American operations.

       On July 1, 1998, Mtel Latin America, Inc. ("Mtel Latam") transferred 100% of the outstanding shares of its wholly-owned subsidiary, Mtel Puerto Rico, Inc. ("Mtel Puerto Rico") to SkyTel. As a result of this transaction, SkyTel's ownership interest in Mtel Latam was reduced from 80% to 76% of the outstanding shares of Common Stock of Mtel Latam, and Newbridge Latin America, L.P. increased ownership from 20% to 24% of the outstanding shares of Common Stock in Mtel Latam. Effective in the third quarter of 1998, the results of operations of Mtel Puerto Rico will be included in the results of operations for the Company's domestic one-way messaging segment.

       EXPENSES

       Expenses include operating, selling, general and administrative, and depreciation and amortization.

       Operating expenses primarily consist of salaries, telephone costs and transmitter and receiver site rentals associated with the Company's one-way and advanced messaging operations in the United States and one-way international messaging operations, as well as expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 16% in the first six months of 1998 as compared to the first six months of 1997 and increased 23% in the second quarter of 1998 as compared to the second quarter of 1997. This increase primarily reflects increased telephone and system costs associated with the increasing one-way and advanced messaging subscriber base in the United States, monthly rental expenses incurred in connection with operating lease agreements entered into with Motorola Inc. in the third and fourth quarters of 1997 pursuant to which the Company leased a total of 50,000 SkyWord(R) Plus units valued at approximately $9.3 million, increased transmitter and receiver site rentals resulting from the continued expansion of coverage of the Company's Advanced Messaging Network in the United States and increased messaging unit refurbishment costs. As a percentage of consolidated revenues, operating expenses decreased to 28% in the first six months of 1998 as compared to 32% in the first six months of 1997 and decreased to 29% in the second quarter of 1998 as compared to 32% in the second quarter of 1997. SkyTel expects to continue to incur increased operating expenses during the remainder of 1998 and in future periods, primarily as a result of the projected increase in the number of units in service on its one-way and advanced messaging networks in the United States and the continued expansion of coverage of the Advanced Messaging Network.

       Operating expenses related to the one-way messaging system in the United States decreased 0.1% in the first half of 1998 as compared to the first half of 1997 and decreased 4% in the second quarter of 1998 as compared to the second quarter of 1997. As a percentage of revenues, operating expenses decreased to 22% in the first half of 1998 as compared to 23% in the first half of 1997 and decreased to 23% in the second quarter of 1998 as compared to 24% in the second quarter of 1997. Operating expenses related to advanced messaging operations in the United States increased 57% in the first six months of 1998 as compared to the first six months of 1997 and increased 93% in the second quarter of 1998 as compared to the second quarter of 1997, but decreased as a percentage of revenues to 48% in the first six months of 1998 as compared to 244% in the first six months of 1997 and decreased to 47% in the second quarter of 1998 as compared to 194% in the second quarter of 1997. Operating expenses of the Company's international subsidiaries increased 14% in both the first half of 1998 and the second quarter of 1998 as compared to the respective prior year periods, but decreased as a percentage of revenues to 29% in the first half of 1998 as compared to 33% in the first half of 1997 and decreased to 29% in the second quarter of 1998 as compared to 32% in the second quarter of 1997.

       Selling, general and administrative expenses include marketing and advertising costs, personnel costs associated with the direct sales and marketing staff, costs associated with customer support operations and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses increased 15% in the first six months of 1998 as compared to the first six months of 1997 and increased 14% in the second quarter of 1998 as compared to the second quarter of 1997. This increase primarily reflects increased selling expenses related to the expansion of the Company's direct sales force, advertising and marketing expenses incurred in connection with the promotion of products and services on the Advanced Messaging Network, general and administrative expenses related to the expansion of the Company's customer support operations, such as customer service and billing services, and other corporate overhead costs to service the continuing increase in units in service on the Advanced Messaging Network. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 50% in the first six months of 1998 as compared to 57% in the first six months of 1997 and decreased to 49% in the second quarter of 1998 as compared to 57% in the second quarter of 1997. Selling, general and administrative expenses on a consolidated basis are expected to increase during the remainder of 1998 and in future periods as a result of the Company's plans to continue to expand its direct sales force in the United States and to incur additional marketing expenses in connection with the promotion of products and services on the Advanced Messaging Network.

       Selling, general and administrative expenses related to the one-way messaging system in the United States increased 4% in the first half of 1998 as compared to the first half of 1997 and increased 6% in the second quarter of 1998 as compared to the second quarter of 1997. As a percentage of revenues, selling, general and administrative expenses were 39% in both the first half of 1998 and the first half of 1997, and were 39% in the second quarter of 1998 as compared to 37% in the second quarter of 1997. Selling, general and administrative expenses related to advanced messaging operations in the United States increased 45% in the first six months of 1998 as compared to the first six months of 1997 and increased 36% in the second quarter of 1998 as compared to the second quarter of 1997, but decreased as a percentage of revenues to 65% in the first six months of 1998 as compared to 360% in the first six months of 1997 and decreased to 58% in the second quarter of 1998 as compared to 343% in the second quarter of 1997. Selling, general and administrative expenses of the Company's international subsidiaries increased 18% in the first half of 1998 as compared to the first half of 1997 and increased 21% in the second quarter of 1998 as compared to the second quarter of 1997, but decreased as a percentage of revenues to 103% in the first half of 1998 as compared to 113% in the first half of 1997 and decreased to 108% in the second quarter of 1998 as compared to 112% in the second quarter of 1997.

       Depreciation and amortization increased 17% in the first six months of 1998 as compared to the first six months of 1997 and increased 16% in the second quarter of 1998 as compared to the second quarter of 1997, primarily due to the continued expansion of coverage of the Advanced Messaging Network and the purchase of pagers and advanced messaging units to support the increase in the Company's subscriber base. As a percentage of revenues, depreciation and amortization expenses decreased to 20% in both the first six months of 1998 and the second quarter of 1998 as compared to 22% in the comparable 1997 periods.

        OPERATING INCOME (LOSS)

       SkyTel reported a consolidated operating income of approximately $3.9 million for the first six months of 1998 as compared to a consolidated operating loss of approximately $21.0 million for the first six months of 1997, and consolidated operating income of $3.2 million for the second quarter of 1998 as compared to a consolidated operating loss of $10.4 million for the second quarter of 1997. For the three-month period ended June 30, 1998, one-way messaging operations recorded operating income of $21.5 million, which was partially offset by an operating loss of $12.4 million from advanced messaging operations and an operating loss of $5.7 million from international operations.

          The Company expects to report operating income on a consolidated basis in 1998 and future periods as a result of its one-way messaging business in the United States and declining operating losses from advanced messaging operations. However, future levels of operating income will be dependent on the continued improved performance of the Company's direct and reseller distribution channels, the success of new distribution channels and the timely availability and market acceptance of new products and value-added services which the Company expects to introduce in 1998 on its Advanced Messaging Network. In addition, the Company cannot predict the extent to which future operating results will be impacted by the introduction of services competitive with those available on the Advanced Messaging Network.

       INTEREST EXPENSE AND INTEREST INCOME

       Interest expense decreased 9% in the first six months of 1998 as compared to the first six months of 1997 and decreased 0.2% in the second quarter of 1998 as compared to the second quarter of 1997. This decrease is primarily due to the inclusion in the first quarter of 1997 of approximately $2.9 million of fees in connection with the amendment of the Company's bank credit facility and a decrease in the outstanding balance under the bank credit facility in the first six months and the second quarter of 1998 as compared to the first six months and second quarter of 1997.

       See Note 5 of Notes to Consolidated Financial Statements regarding the completion of a series of interest rate swaps in April 1998 with respect to the Company's Senior Notes. The interest rate swaps do not impact the amount of interest expense recorded by the Company for financial reporting purposes with respect to the Senior Notes.

       Interest income totaled $0.6 million in the first six months of 1998 as compared to $2.4 million in the first six months of 1997 and totaled $0.2 million in the second quarter of 1998 as compared to $1.2 million in the second quarter of 1997. Interest income in the second quarter and first half of 1997 included interest accrued on securities restricted for debt service related to the Company's Senior Notes, the final balance of which was used to pay the interest payment on the Senior Notes due on December 15, 1997.

       PROVISION FOR INCOME TAXES

       SkyTel recorded a provision for state and local income taxes of $2.0 million and $2.4 million in the first six months of 1998 and 1997, respectively, and $1.0 million and $1.2 million in the second quarter of 1998 and 1997, respectively. The Company reported net losses for federal income tax purposes during the three and six month periods ended June 30, 1998 and 1997 and, accordingly, no provision for federal income taxes has been made for such periods.

       PREFERRED STOCK DIVIDENDS

       The Company accrued and paid dividends of approximately $2.1 million in each of the quarters ended June 30, 1998 and 1997 on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock"). In addition, the Company accrued approximately $0.9 million in the second quarter of 1998 as compared to $1.2 million in the second quarter of 1997 related to stock dividends on the PIK Preferred Stock. The reduction in the amount of dividends accrued on the PIK Preferred Stock in the second quarter of 1998 resulted from the conversion of all the outstanding shares of PIK Preferred Stock by the holders thereof in May 1998. See Note 6 of Notes to Consolidated Financial Statements for information relating to the conversion of the PIK Preferred Stock. As a result of the conversion of the PIK Preferred Stock, the Company eliminated the accrual of approximately $4.5 million of annual stock dividends. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock were not treated as an expense on the Company's consolidated statements of operations and, therefore, did not affect reported net income, such dividends were deducted from net income for the purpose of determining net income (loss) per common share.

       NET INCOME (LOSS)

       SkyTel recorded a consolidated net loss of approximately $24.6 million in the six month period ended June 30, 1998 which, combined with the effect of preferred stock dividends, resulted in a consolidated net loss per common share of $0.55 for such period. This compares to a consolidated net loss of approximately $44.6 million, or $0.94 per common share, in the first six months of 1997. The consolidated net loss in the first six months of 1998 included a $2.8 million charge in connection with the settlement of certain stockholder litigation. See Note 7 of Notes to Consolidated Financial Statements. The consolidated net loss in the first six months of 1997 was offset by a gain of approximately $7.4 million from the sale of the Company's 19% equity interest in a joint venture that conducts paging operations in Brazil. The Company recorded a consolidated net loss of $12.2 million, or $0.27 per common share, in the second quarter of 1998 as compared to a consolidated net loss of $23.1 million, or $0.49 per common share, in the second quarter of 1997. For the second quarter of 1998, the Company's one-way messaging operations recorded net income of $20.6 million, which was offset by a net loss of $22.5 million from advanced messaging operations and a net loss of $6.7 million from international operations. The Company expects to incur a net loss on a consolidated basis for the year ended December 31, 1998; however, the Company expects to be profitable in the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

       DOMESTIC

       The Company invested a total of $5.6 million in the first half of 1998, including $3.9 million in the second quarter of 1998, to fund the expansion of its one-way messaging system and the procurement of messaging units to support its one-way messaging subscriber base. In addition, in the first half of 1998, the Company incurred capital expenditures of $17.0 million, including $5.6 million in the second quarter of 1998, for advanced messaging units and infrastructure equipment related to the continued expansion of the Advanced Messaging Network. Capital expenditures in the second quarter of 1998 were funded with cash generated from one-way messaging operations and cash on-hand at the beginning of the quarter.

       During the second quarter of 1998, the Company did not increase its outstanding borrowings under its bank credit facility, and had a balance of $115.5 million of borrowings outstanding as of June 30, 1998. Letters of credit in the amount of $5.2 million had been issued under the credit facility as of June 30, 1998, and the credit available under the facility has been reduced by a corresponding amount. As of June 30, 1998, the Company had borrowing availability under the bank credit facility of approximately $79.3 million. The Company may be required to incur additional borrowings under the bank credit facility during the remainder of 1998 to fund capital expenditures and working capital requirements, including the payment of interest on the Senior Notes, to the extent that cash flows from operations do not satisfy these requirements. In June 1998, the Company made its first cash interest payment on the Senior Notes without benefit of escrowed funds.

       In April 1998, the Company entered into certain interest rate swap agreements with respect to the $265 million outstanding principal amount of the Senior Notes. These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements have varying maturities but in no instance exceed the maturity date of the Senior Notes. The interest rate swap agreements establish an effective interest rate of 10.75% on the Senior Notes through December 15, 2000. During the period from December 15, 2000 to December 15, 2002, the Company will be required to make payments to the swap counterparty in an amount equal to 12.07% multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%. During this period, the Company will receive an amount equal to the 3-month London Interbank Offered Rate ("LIBOR") plus 1% (currently 8.69%) multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%. The Company is continuing to record an amount equal to 13.5% of the principal amount of Senior Notes as interest expense in its consolidated statements of operations.

       INTERNATIONAL

       During the first half of 1998, Mtel Latam required approximately $1.3 million to fund capital expenditures and working capital requirements of its subsidiaries and joint ventures in Latin America. On December 31, 1997, Mtel Latam established a $20.0 million line of credit (the "Latam Line of Credit") to fund capital expenditures and working capital requirements (other than acquisitions). Borrowings under the Latam Line of Credit are evidenced by a demand note and mature on September 30, 1998 or earlier at the discretion of the issuing banks. As of June 30, 1998, Mtel Latam had borrowings of $20.0 million outstanding under the Latam Line of Credit. Mtel Latam is currently in discussions with its banks regarding an extension of the September 30, 1998 maturity date and an increase in the principal amount of the Latam Line of Credit. If the maturity date is not extended and the borrowing availability under the Latam Line of Credit increased, Mtel Latam will be required to seek other sources of funds to repay the Latam Line of Credit and to fund capital requirements through the remainder of 1998 and 1999. There can be no assurance that Mtel Latam will be able to secure such additional funding on terms acceptable to Mtel Latam.

YEAR 2000

       The Company will be required to modify its internal computer systems and its messaging networks in light of the date change that will occur in the year 2000. The Company is currently assessing the impact of year 2000 issues on its operations and is in the process of implementing programming changes that will be required to address this issue. Although final cost estimates have not yet been determined, the Company does not believe that year 2000 compliance costs will have a material impact on the Company's results of operations in 1998. The Company is also working with various vendors whose products and services may materially impact the Company's year 2000 compliance and is not aware that any such vendor will be unable to effect timely compliance.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities," the intent of which is to have all companies account for start-up costs consistently. The SOP, which is effective for fiscal years beginning after December 15, 1998, requires all companies to expense all start-up costs previously capitalized and thereafter to expense all costs of start-up activities as incurred. Prior to the issuance of the SOP, all companies had the option of capitalizing or expensing costs associated with start-up activities in accordance with generally accepted accounting principles. The SOP broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. As will be the case for all companies that previously elected to capitalize start-up costs, the Company will be required to expense all previously capitalized amounts and expects to record a one-time cumulative effect of a change in accounting principle in the range of approximately $40 - $60 million in the third quarter of 1998.

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the fair value of a derivative instrument be recognized currently in earnings unless specific hedge accounting criteria are met. SkyTel has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing or method of adoption. However, the adoption of SFAS No. 133 could increase the volatility in reported net income and other comprehensive income.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

       On February 20, 1997, a civil complaint was filed in the United States District Court for the District of Columbia, Kris Lindblom and Jack Fefer v. Mobile Telecommunication Technologies Corporation, SkyTel Corporation, J. Robert Fugate, Leonard G. Kriss, M. Bernard Puckett, Thomas G. Barksdale, Calvin C. LaRoche, Jai Bhagat and John N. Palmer, Civil Action No. 1:97CV00337. The complaint had two counts, one alleging violations of Section 10(b) of the Exchange Act against all defendants, and one alleging violations of Section 20(a) of the Exchange Act against the Company and defendants Palmer and Puckett. The plaintiffs sought unspecified damages and to certify the case as a class action. In December 1997, the United States District Court for the District of Columbia granted a motion dismissing SkyTel Corp. as a defendant in the litigation and in January 1998 transferred the case to the United States District Court for the Southern District of Mississippi. On May 4, 1998, the Company entered into an agreement in principle to settle this litigation without any admission of liability on the part of the Company or any of the individual defendants. Under the terms of the agreement in principle, the Company agreed to make a cash payment of approximately $1.9 million into a settlement fund. In addition, the Company's directors' and officers' liability insurer separately agreed to make a cash contribution to a settlement fund. The final settlement is subject to the execution of a definitive settlement agreement and the approval of the United States District Court for the Southern District of Mississippi. Subsequent to the filing of the complaint, the Company, as have other companies involved in private securities litigation, received from the staff of the Securities and Exchange Commission ("SEC") an informal inquiry letter seeking documents pertaining to consultants and products used in the development and operation of the Advanced Messaging Network. The Company is cooperating with the SEC staff.

       Except as set forth above and except for certain proceedings involving the unpaired narrowband PCS license awarded to the Company by the FCC in July 1994 pursuant to a Pioneer's Preference which is described in "Item 1.
Business - Regulation" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there are no material legal or regulatory proceedings involving the Company except license applications and renewals and other regulatory proceedings incident to the Company's business.

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company's 1998 Annual Meeting of Stockholders was held on May 21, 1998 (the "1998 Annual Meeting"). At the 1998 Annual Meeting, Haley Barbour, Jai P. Bhagat, R Faser Triplett and R. Gerald Turner were elected directors of the Company for a three year term expiring at the 2001 Annual Meeting of Stockholders and until their respective successors are elected and qualified. The holders of 50,190,404, 50,220,059, 50,240,860 and 50,089,230 shares of
Common Stock present in person or by proxy at the 1998 Annual Meeting voted in favor of the election of Messrs. Barbour, Bhagat, Triplett and Turner, respectively, and the holders of 311,692, 282,037, 261,236 and 412,866 shares of Common Stock, respectively, withheld their vote for such nominees. Messrs. Thomas G. Barksdale, John T. Stupka and E. Lee Walker will continue to serve as directors of the Company until the 1999 Annual Meeting of Stockholders, and Messrs. John N. Palmer, Gregory B. Maffei and John E. Welsh III will continue to serve as directors of the Company until the 2000 Annual Meeting of Stockholders, in each case until their respective successors are elected and qualified.

         At the 1998 Annual Meeting, the stockholders of the Company approved a proposal to adopt the Mobile Telecommunication Technologies Corp. 1998 Outside Directors' Stock Option Plan (the "Outside Directors' Stock Option Plan"). The proposal to adopt the Outside Directors' Stock Option Plan was approved by the holders of 47,778,858 shares of Common Stock, constituting a majority of the shares of Common Stock present in person or by proxy and actually voting at the 1998 Annual Meeting. The holders of 2,369,362 shares of Common Stock voted against such proposal and the holders of 354,076 shares of Common Stock abstained from voting with respect to such proposal.

         At the 1998 Annual Meeting, the stockholders of the Company also approved a proposal to amend the Restated Certificate of Incorporation of the Company to change the name of the Company from "Mobile Telecommunication Technologies Corp." to "SkyTel Communications, Inc." The proposal was approved by the holders of 49,876,494 shares of Common Stock, constituting a majority of the shares of Common Stock issued and outstanding as of the record date for the 1998 Annual Meeting. The holders of 357,291 shares of Common Stock voted against such proposal and the holders of 268,511 shares of Common Stock abstained from voting with respect to such proposal. The name change was effective as of 5:30 P. M., Central Daylight Savings Time, on May 22, 1998.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

             The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

             Exhibit No.                  Description

             3.1                   Certificate of Amendment of the
                                   Restated Certificate of Incorporation
                                   of the Company, filed May 22, 1998 with
                                   Secretary of State of the State of Delaware, amending the Restated Certificate of Incorporation to change the name from "Mobile Telecommunications Technologies Corp." to "SkyTel Communications, Inc."

             10.1*                 Mobile Telecommunication Technologies Corp.
                                   1998 Outside Directors' Stock Option Plan.

             27.1                  Financial Data Schedule.

         (b) Reports on Form 8-K

             The Company filed a Current Report on Form 8-K dated May 27, 1998 reporting that the name of the Company was changed from "Mobile Telecommunication Technologies Corp." to "SkyTel Communications, Inc.", effective as of 5:30 P.M., Central Daylight Savings Time, on May 22, 1998. The Company's common stock began trading on The Nasdaq Stock Market under the symbol "SKYT" effective as of the opening of The Nasdaq Stock Market on May 26, 1998.

__________

* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Quarterly Report on Form 10-Q pursuant to Item 6(a) of Form 10-Q.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SKYTEL COMMUNICATIONS, INC.

Dated:  August 13, 1998             By  /s/ John T. Stupka
                                      --------------------
                                    John T. Stupka
                                    President and Chief Executive Officer



Dated: August 13, 1998              By  /s/ Robert Kaiser
                                      -------------------
                                    Robert Kaiser
                                    Senior Vice President-Finance and
                                    Chief Financial Officer