Form 10-Q
period 1998-09-30
SKYTEL COMMUNICATIONS INC
filed 1998-11-16
CIK 842915

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington,  D.C.  20549

                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30, 1998
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

               YES   X            NO
                   -----             _____

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                      59,940,663 shares of Common Stock,
                        par value $.01 per share, as of
                               October 30, 1998

                          SKYTEL COMMUNICATIONS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 1998 and December 31,
          1997.

          Consolidated Statements of Operations - Nine Months Ended September 30, 1998 and 1997, and Three Months Ended September 30, 1998 and 1997.

          Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1998 and 1997, and Three Months Ended September 30, 1998 and 1997.

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES
          ----------

                           SKYTEL COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER  30,    DECEMBER 31,
                                                                                    1998             1997
                                                                              ---------------- ----------------
ASSETS:

CURRENT ASSETS
     Cash and cash equivalents                                                 $   9,848,878   $  19,812,116
     Accounts receivable, net of allowances for losses                            58,092,839      53,790,128
     Assets held for sale                                                          2,050,233       2,173,375
     Other current assets                                                          5,893,118       3,179,697
                                                                              ---------------- ----------------

          TOTAL CURRENT ASSETS                                                    75,885,068      78,955,316
                                                                              ---------------- ----------------
MESSAGING NETWORKS
     Property and equipment, net                                                 263,654,520     281,243,829
     Certificates of authority and license cost, net                             143,742,899     150,102,050
     Network construction and development costs, net                              23,504,191      84,406,804
                                                                              ---------------- ----------------

          TOTAL MESSAGING NETWORKS                                               430,901,610     515,752,683
                                                                              ---------------- ----------------
GOODWILL, net                                                                    103,089,913     106,164,387

INVESTMENT IN UNCONSOLIDATED INTERNATIONAL VENTURES                               16,617,199      16,786,882

OTHER ASSETS                                                                      17,270,769      24,085,628
                                                                              ---------------- ----------------

                                                                               $ 643,764,559   $ 741,744,896
                                                                              ================ ================
LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
     Current maturities of long-term debt                                      $   1,021,433   $   1,021,526
     Accounts payable and accrued liabilities                                    107,570,006      90,090,298
     Notes payable                                                                20,000,000      22,000,000
                                                                              ---------------- ----------------

          TOTAL CURRENT LIABILITIES                                              128,591,439     113,111,824
                                                                              ---------------- ----------------
LONG-TERM LIABILITIES                                                                      0       7,187,943

LONG-TERM DEBT, net of current liabilities                                       369,709,534     398,231,558

MINORITY INTEREST                                                                 22,965,895      26,879,386

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
     Preferred Stock, par value $.01 per share; 25,000,000 shares authorized; 3,750,000 shares of $2.25 Cumulative Convertible
        Exchangeable Preferred Stock outstanding in 1998 and 1997;
        7.5% Cumulative Convertible Accruing PIK Preferred Stock,
        shares outstanding: none in 1998 and 52,500 in 1997                           37,500          38,025
     Common Stock, par value $.01 per share;
             100,000,000 shares authorized;  shares issued:
             59,848,563 in 1998 and 55,032,602 in 1997                               598,486         550,326
     Additional paid-in-capital                                                  636,872,768     619,464,704
     Accumulated deficit                                                        (509,559,640)   (418,711,968)
     Cumulative translation adjustment                                            (5,451,423)     (5,006,902)
                                                                              ---------------- ----------------

TOTAL STOCKHOLDERS' INVESTMENT                                                   122,497,691     196,334,185
                                                                              ---------------- ----------------

                                                                               $ 643,764,559   $ 741,744,896
                                                                              ================ ================

                See notes to consolidated financial statements.

                          SKYTEL COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        NINE MONTHS ENDED              THREE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                  -----------------------------   ----------------------------

                                                       1998            1997           1998            1997
                                                  --------------  -------------   -------------  -------------
Revenues                                          $ 380,278,069   $ 294,766,190   $132,643,336   $ 105,236,446
Expenses:
      Operating                                     106,374,499      91,663,383     36,198,221      31,051,703
      Selling, general and administrative           188,314,944     167,996,402     63,527,499      59,844,787
      Depreciation and amortization                  66,191,500      64,247,948     22,386,627      22,434,766
                                                  --------------  -------------   -------------  -------------
                                                    360,880,943     323,907,733    122,112,347     113,331,256
                                                  --------------  -------------   -------------  -------------

Operating income (loss)                              19,397,126     (29,141,543)    10,530,989      (8,094,810)
Interest income                                         887,962       3,190,814        314,068         781,804
Interest expense                                    (42,322,644)    (41,628,675)   (16,484,568)    (13,268,811)
Gain (loss) on sale of assets                          (226,856)      6,843,521        435,262        (993,964)
Other income (expense)                               (1,208,957)     (1,804,308)     1,318,277         417,082
                                                  --------------  -------------   -------------  -------------
Income (loss) before income taxes
     and equity income (losses)                     (23,473,369)    (62,540,191)    (3,885,972)    (21,158,699)
Provision for income taxes                            3,006,235       3,621,755        984,027       1,202,886
Equity in income (losses) of investments              2,162,457        (593,469)       165,332         184,388
                                                  --------------  -------------   -------------  -------------

Net income (loss) before cumulative effect
     of a change in accounting principle           ( 24,317,147)   ( 66,755,415)   ( 4,704,667)   ( 22,177,197)
Cumulative effect of a change in accounting
     principle                                      (58,128,849)              0              0               0
                                                  --------------  -------------   -------------  -------------
Net income (loss)                                  ( 82,445,996)   ( 66,755,415)   ( 4,704,667)   ( 22,177,197)

Preferred dividend requirement                        8,401,731       9,845,666      2,109,375       3,303,736
                                                  --------------  -------------   -------------  -------------
Net income (loss) available to common
     stockholders                                  ($90,847,727)   ($76,601,081)   ($6,814,042)   ($25,480,933)
                                                  ==============  =============   =============  =============

Net income (loss) per common share:
     Basic                                               ( 1.59)         ( 1.41)        ( 0.11)         ( 0.47)
                                                  ==============  =============   =============  =============
     Diluted                                             ( 1.59)         ( 1.41)        ( 0.11)         ( 0.47)
                                                  ==============  =============   =============  =============

                See notes to consolidated financial statements.

                          SKYTEL COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                           ------------------------------  -----------------------------
                                                               1998            1997            1998            1997
                                                           --------------  --------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         ($82,445,996)   ($66,755,415)   ($4,704,667)   ($22,177,197)
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                          66,191,500      64,247,948     22,386,627      22,434,766
       Provision for losses on accounts receivable and
            paging inventory                                  14,463,587      17,231,001      5,015,157       6,105,343
       Amortization of debt issuance costs                     1,896,347       1,818,747        632,116         626,429
       Write-off of start-up costs (Note 9)                   58,128,849               0              0               0
       Capitalized interest charge                             3,566,429               0      3,566,429               0
       Foreign currency transaction (gain) loss                  125,003        (396,244)        49,026        (211,004)
       (Gain) loss on sale of assets                             226,856      (6,843,521)      (435,262)        993,964
       Minority interest income (loss)                        (1,534,082)      2,151,788     (1,230,443)       (191,634)
       Equity in (income) losses from investments             (2,162,457)        593,469       (165,332)       (184,388)
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable           (10,867,483)      3,934,381     (9,607,680)     (4,135,565)
        Decrease in assets held for sale                          21,690       3,152,801              0       2,846,728
        (Increase) decrease in other current assets           (2,713,421)      8,834,273        123,336      (6,376,711)
        Increase (decrease) in accounts payable and
            accrued liabilities                               15,453,205      18,907,571      9,521,325      22,925,472
                                                           --------------  --------------  -------------  --------------
Net Cash Provided By Operating Activities                     60,350,281      46,876,799     25,150,632      22,656,203
                                                           --------------  --------------  -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                                2,220,329      36,104,852      1,654,923       2,551,225
  Capital expenditures, net                                  (47,155,773)    (61,259,957)   (19,844,233)    (20,184,969)
  Increase in investment in unconsolidated
       International ventures                                   (522,174)     (3,108,795)             0      (2,092,575)
  Acquisition of Argentinean paging company                            0     (16,000,000)             0               0
  (Increase) decrease in other assets                          1,800,189      (5,155,148)      (171,727)     (6,965,767)
                                                           --------------  --------------  -------------  --------------
Net Cash Used In Investing Activities                        (43,657,429)    (49,419,048)   (18,361,037)    (26,692,086)
                                                           --------------  --------------  -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                       (28,522,119)     (5,829,656)   (18,503,823)       (314,851)
  Payment of dividends on preferred stock                     (6,328,125)     (6,328,125)    (2,109,375)     (2,109,375)
  Sale of stock and exercise of options                        8,194,154       1,320,250      1,677,374         853,467
                                                           --------------  --------------  -------------  --------------
Net Cash Provided By (Used In) Financing Activities          (26,656,090)    (10,837,531)   (18,935,824)     (1,570,759)
                                                           --------------  --------------  -------------  --------------

  Net increase (decrease) in cash and cash equivalents        (9,963,238)    (13,379,780)   (12,146,229)     (5,606,642)
  Cash and cash equivalents-beginning of period               19,812,116      25,744,724     21,995,107      17,971,586
                                                           --------------  --------------  -------------  --------------
  Cash and cash equivalents-end of period                  $   9,848,878   $  12,364,944   $  9,848,878   $  12,364,944
                                                           ==============  ==============  =============  ==============

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

       In September 1995, the Company launched commercial operation of the Advanced Messaging Network, a nationwide network that utilizes spectrum allocated by the FCC for narrowband PCS. This network enables subscribers to send and receive messages without the need to know the location of the sender or receiver at the time of transmission, and utilizes a proprietary system architecture designed and developed by SkyTel. The Company's 100%-owned subsidiary, Destineer Corp., holds the FCC license utilized by this network.

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

       For the third quarter of 1998, one-way messaging operations reported revenues of $85.6 million, operating income of $21.7 million and net income of $20.1 million. Advanced messaging operations reported revenues of $39.1 million, an operating loss of $7.2 million and a net loss of $20.8 million for the third quarter of 1998. SkyTel's international operations reported revenues of $7.4 million, an operating loss of $2.6 million and a net loss of $3.2 million for the quarter ended September 30, 1998. For purposes of reporting operating income
(loss) for the Company's business segments, certain indirect operating and selling, general and administrative expenses are allocated among the business segments based on various financial and operational factors which reflect usage of services.

2.     BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of SkyTel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       The Company's consolidated financial statements for the three and nine month periods ending September 30, 1998 and 1997 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments necessary for a fair presentation. The results for these periods are not necessarily indicative of the results for the year ending December 31, 1998.

3.     EARNINGS (LOSS) PER SHARE

       Net loss per share for the three and nine month periods ending September 30, 1998 and 1997 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period, with no effect given to common stock equivalents because such effect would be antidilutive. The weighted average number of shares of common stock outstanding in the third quarter of 1998 and the first nine months of 1998 was 59,733,920 and 57,255,384 respectively. The weighted average number of shares of common stock outstanding in the third quarter of 1997 and the first nine months of 1997 was 54,618,857 and 54,513,455, respectively. Basic and diluted per share amounts were the same for each of the periods presented.

4.     COMPREHENSIVE INCOME (LOSS)

       In January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company reported a comprehensive loss, which included the consolidated net loss and foreign currency translation gains and losses, of $5.0 million and $23.5 million for the quarters ended September 30, 1998 and 1997, respectively, and $29.8 million and $70.1 million for the first nine months of 1998 and 1997, respectively.

5.     INTEREST RATE SWAP AGREEMENTS

       In April 1998, the Company entered into certain interest rate swap agreements with respect to the $265 million outstanding principal amount of its 13.5% Senior Notes due 2002 (the "Senior Notes"). These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements have varying maturities but in no instance exceed the maturity date of the Senior Notes. The interest rate swap agreements establish an effective interest rate of 10.75% on the Senior Notes through December 15, 2000. During the period from December 15, 2000 to December 15, 2002, the Company will be required to make payments to the swap counterparty in an amount equal to 12.07% multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%. During this period, the Company will receive an amount equal to the 3-month London Interbank Offered Rate ("LIBOR") plus 1% (currently 6.22%) multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%. The Company is continuing to record an amount equal to 13.5% of the principal amount of the Senior Notes as interest expense in its consolidated statements of operations.

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

7.     STOCKHOLDER LITIGATION

       On February 20, 1997, certain litigation was filed in the United States District Court for the District of Columbia against the Company, its wholly-owned subsidiary SkyTel Corp., and seven current and former officers and directors. The complaint alleged certain violations of the Securities Exchange Act of 1934, as amended, during the period January 19, 1995 through February 22, 1996. The plaintiffs sought unspecified damages and to have the case certified as a class action. In December 1997, the United States District Court for the District of Columbia granted a motion dismissing SkyTel Corp. as a defendant in the litigation, and in January 1998 transferred the case to the United States District Court for the Southern District of Mississippi. On May 4, 1998, the Company entered into an agreement in principle to settle this litigation without any admission of liability on the part of the Company or any of the individual defendants. Under the terms of the agreement in principle, SkyTel agreed to make a cash payment of approximately $1.9 million into a settlement fund. In addition, SkyTel's directors' and officers' liability insurer separately agreed to make a cash contribution to a settlement fund. In the second quarter of 1998, the Company recorded a charge to other expenses in its consolidated statements of operations in the amount of $2.8 million related to the costs of this litigation and the proposed settlement. On August 1, 1998, the plaintiffs, the Company and the individual defendants executed a stipulation of settlement, and the settlement received final approval from the United States District Court for the Southern District of Mississippi on November 6, 1998.

8.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Interest paid by SkyTel was $25.1 million and $30.2 million during the nine months ended September 30, 1998 and 1997, respectively, and was $2.8 million and $3.4 million during the three months ended September 30, 1998 and 1997, respectively. No federal income taxes were paid during these periods.

9.     STATEMENT OF POSITION  98-5

       In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP, which is effective for fiscal years beginning after December 15, 1998, requires all companies to expense, on or before March 31, 1999, all start-up costs previously capitalized, and thereafter to expense all costs of start-up activities as incurred. Early adoption of the SOP was encouraged by the AcSEC. Prior to the issuance of the SOP, all companies had the option of capitalizing or expensing costs associated with start-up activities in accordance with generally accepted accounting principles. The SOP broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. The Company elected to adopt the SOP in the quarter ended September 30, 1998 and recorded a one-time, non-cash write-off of $58.1 million, representing primarily start-up costs incurred in conjunction with the development and construction of the Company's advanced messaging network. The adoption of the SOP is effective as of January 1, 1998 and is recorded as a cumulative effect of a change in accounting principle. The basic and diluted net loss before cumulative effect of a change in accounting principle per common share for the nine month period ended September 30, 1998 is $0.57. As a result of the adoption of the SOP effective as of January 1, 1998, the first quarter net loss increased by $55.6 million, or $1.01 per common share, which represents the cumulative effect of a change in accounting principle of $58.1 million net of a decrease in depreciation and amortization expense of $2.5 million. The second quarter net loss decreased by $2.5 million, or $0.04 per common share, as a result of decreased depreciation and amortization expense.

10.    TRANSFER OF MTEL PUERTO RICO, INC.

       On July 1, 1998, Mtel Latin America, Inc. ("Mtel Latam") transferred 100% of the outstanding shares of its wholly-owned subsidiary, Mtel Puerto Rico, Inc. ("Mtel Puerto Rico"), to a wholly-owned subsidiary of SkyTel. As a result of this transaction, SkyTel's ownership interest in Mtel Latam was reduced from 80% to 76%, and the ownership interest in Mtel Latam held by Newbridge Latin America, L.P. was increased from 20% to 24%. Effective in the third quarter of 1998, the results of operations of Mtel Puerto Rico were included in the results of operations for the Company's domestic one-way messaging segment and were not material to this segment. Prior to July 1, 1998, the results of operations of Mtel Puerto Rico were included in the results of operations of the Company's international segment. The unaudited summary of operations for Mtel Puerto Rico for the three and nine months ended September 30, 1997 and 1998 are set forth below:

                            MTEL PUERTO RICO, INC.
                             Summary of Operations
                     (All amounts in thousands of dollars)

CONDENSED STATEMENTS OF OPERATIONS:                   NINE MONTHS ENDED            THREE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                      1998         1997           1998           1997
                                                   -----------------------      -----------------------
Revenues                                              $ 2,903     $   703        $  1,013       $   384
Expenses:
     Operating                                          1,433         538             435           266
     Selling, general and administrative                3,035       2,191             904         1,011
     Depreciation and amortization                        363         327             113           123
                                                      -------     -------        --------       -------
                                                        4,831       3,056           1,452         1,400
Operating income (loss)                                (1,928)     (2,353)           (439)       (1,016)
Interest income (expense)                                  39         100               3           (14)
                                                      -------     -------        --------       -------
Income (loss) before taxes                             (1,889)     (2,253)           (436)       (1,030)
Provision for taxes                                         -           -               -             -
                                                      -------     -------        --------       -------
Net income (loss) before cumulative effect
     of a change in accounting principle               (1,889)     (2,253)           (436)       (1,030)
Cumulative effect of a change in accounting
 principle                                               (391)          -               -             -
                                                      -------     -------        --------       -------
Net income (loss)                                     $(2,280)    $(2,253)       $   (436)      $(1,030)
                                                      =======     =======        ========       =======

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion of the consolidated financial condition and results of operations of SkyTel for the three and nine month periods ended September 30, 1998 and 1997 and certain factors that will affect SkyTel's financial condition.

    On July 1, 1998, Mtel Latin America, Inc. ("Mtel Latam") transferred 100% of the outstanding shares of its wholly-owned subsidiary, Mtel Puerto Rico, Inc. ("Mtel Puerto Rico"), to a wholly-owned subsidiary of SkyTel. As a result of this transaction, SkyTel's ownership interest in Mtel Latam was reduced from 80% to 76%, and the ownership interest in Mtel Latam held by Newbridge Latin America, L.P. was increased from 20% to 24%. Effective in the third quarter of 1998, the results of operations of Mtel Puerto Rico were included in the results of operations for the Company's domestic one-were messaging segment and were not material to this segment. Prior to July 1, 1998, the results of operations of Mtel Puerto Rico were included in the results of operations of the Company's international segment. See Note 10 of Notes to Consolidated Financial Statements.

        Certain statements set forth in this Management's Discussions and Analysis of Financial Condition and Results of Operations which are not historical facts including, without limitation, statements regarding revenues, expenses,income and loss, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual results to differ materially are competitive pressures, the performance of the Company's distribution channels, and the timely availability and market acceptance of new products and value-added services. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

       REVENUES

       Revenues on a consolidated basis increased 29% in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and increased 26% in the third quarter of 1998 as compared to the third quarter of 1997. This increase was primarily due to a 461% increase in revenues from advanced messaging services in the first nine months of 1998 as compared to the same period in 1997 and a 294% increase in advanced messaging revenues in the third quarter of 1998 as compared to the third quarter of 1997 resulting, in large part, from sales of SkyWord(R) Plus units, an advanced text messaging service with guaranteed delivery which was introduced by the Company in April 1997. Revenues from one-way messaging operations in the United States increased approximately 3% in the first nine months of 1998 as compared to the first nine months of 1997 but were flat in the third quarter of 1998 as compared to the third quarter of 1997.

       As of September 30, 1998, the Company had 987,100 one-way messaging units in service in the United States which included approximately 38,000 prepaid paging units, as compared to 938,300 one-way messaging units in service as of September 30, 1997. SkyTel also had 358,500 advanced messaging units in service as of September 30, 1998, an increase of 259% over the 100,000 advanced messaging units in service as of September 30, 1997 and an increase of 21% over the number of advanced messaging units in service as of September 30, 1998. Approximately 15% of net unit additions placed in service on the Advanced Messaging Network in the third quarter of 1998 represented conversions of units from one-way to advanced messaging services, as compared to approximately 17% of net unit additions on the Advanced Messaging Network in the second quarter of 1998.

       Average revenue per domestic unit in service was $32.91 in the third quarter of 1998 as compared to $31.76 in the third quarter of 1997 and $32.61 in the second quarter of 1998. Average revenue per one-way unit in service was $30.53 in the third quarter of 1998 as compared to $30.71 in the third quarter of 1997 and $30.18 in the second quarter of 1998. Average revenue per advanced messaging unit was $39.80 in the third quarter of 1998 as compared to $44.96 in the third quarter of 1997 and $41.28 in the second quarter of 1998. The decline in average revenue per advanced messaging unit in the third quarter of 1998 was primarily attributable to the implementation of usage related billing arrangements for certain major customers which were introduced during the quarter. The Company cannot predict future trends in average revenue per unit since this will continue to be impacted by customer usage patterns, usage related billing arrangements and the Company's strategy to encourage customer owned units which will result in the elimination of rental revenues.

       The Company intends to continue to emphasize the distribution of its family of advanced messaging services, including SkyWord(R) Plus, two-way interactive messaging and fixed location services. The Company also intends to continue to feature its one-way services through the promotion of products and services which more efficiently utilize the capacity of the FLEX(R) enabled one-way messaging network, such as the Beepwear(TM) pager watch and prepaid paging services, and the establishment of distribution channels which can effectively market these products and services. The ability of the Company to continue to achieve improved operating results will be dependent on the performance of its direct and reseller distribution channels, the success of new distribution channels and the timely availability and market acceptance of new products and value-added services which the Company has introduced in 1998 on the Advanced Messaging Network. In addition, the Company cannot predict the extent to which future operating results will be impacted by the introduction of services competitive with those available on the Advanced Messaging Network.

       During the first nine months of 1998, one-way messaging operations provided approximately 68% of SkyTel's revenues as compared to 85% in the first nine months of 1997. Advanced messaging operations provided approximately 25% of consolidated revenues during the first nine months of 1998 as compared to 6% in the first nine months of 1997. Other SkyTel operations provided less than 1% of revenues in the first nine months of 1998 as compared to 2% in the first nine months of 1997.

       For the third quarter of 1998, SkyTel's consolidated revenues include revenues recorded by the Company's international operations in Argentina, Colombia, Costa Rica, Uruguay and Venezuela. Revenues recorded by the Company's consolidated international operations provided approximately 6% of SkyTel's consolidated revenues in the first nine months of 1998 as compared to 7% of consolidated revenues during the same period of 1997. The Company continues to experience competition in Latin America from cellular telephone and other telecommunication services, and plans to introduce new product offerings in certain countries in an effort to accelerate development of the messaging market in Latin America. The Company cannot predict the extent to which such competitive services will affect the future operating results of the Company's Latin American operations or the extent to which any new product offerings introduced by the Company will be successful. See "Liquidity and Captial Resources - International."

       EXPENSES

       Expenses include operating, selling, general and administrative, and depreciation and amortization.

       Operating expenses primarily consist of salaries, telephone costs and transmitter and receiver site rentals associated with the Company's one-way and advanced messaging operations in the United States and one-way international messaging operations, as well as expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 16% in the first nine months of 1998 as compared to the first nine months of 1997 and increased 17% in the third quarter of 1998 as compared to the third quarter of 1997. This increase primarily reflects increased telephone and system costs associated with the increasing one-way and advanced messaging subscriber base in the United States, monthly rental expenses incurred in connection with operating lease agreements entered into with Motorola Inc. in the third and fourth quarters of 1997 pursuant to which the Company leased a total of 50,000 SkyWord(R) Plus units valued at approximately $9.3 million, increased transmitter and receiver site rentals resulting from the continued expansion of coverage of the Company's Advanced Messaging Network in the United States and increased messaging unit refurbishment costs. As a percentage of consolidated revenues, operating expenses decreased to 28% in the first nine months of 1998 as compared to 31% in the first nine months of 1997 and decreased to 27% in the third quarter of 1998 compared to 30% in the third quarter of 1997. SkyTel expects to continue to incur increased operating expenses during the remainder of 1998 and in future periods, primarily as a result of the continued projected increase in the number of units in service on its one-way and advanced messaging networks in the United States and the continued expansion of coverage of the Advanced Messaging Network.

       Operating expenses related to the one-way messaging system in the United States were flat in the first nine months of 1998 as compared to the first nine months of 1997. As a percentage of revenues, operating expenses related to the one-way messaging system were 22% in the first nine months of 1998 and 1997, and 21% in the third quarter of 1998 and 1997. Operating expenses related to advanced messaging operations in the United States increased 56% in the first nine months of 1998 as compared to the first nine months of 1997 and increased 55% in the third quarter of 1998 as compared to the third quarter of 1997, but decreased as a percentage of revenues to 45% in the first nine months of 1998 as compared to 162% in the first nine months of 1997 and decreased to 41% in the third quarter of 1998 as compared to 104% in the third quarter of 1997. Operating expenses of the Company's international subsidiaries increased 1% in the first nine months of 1998 as compared to the first nine months of 1997 and decreased 21% in the third quarter of 1998 as compared to the third quarter of 1997. Operating expenses for the Company's international subsidiaries also decreased as a percentage of revenues to 29% in the first nine months of 1998 as compared to 32% in the first nine months of 1997 and decreased to 27% in the third quarter of 1998 as compared to 30% in the third quarter of 1997.

       Selling, general and administrative expenses include marketing and advertising costs, personnel costs associated with the direct sales and marketing staff, costs associated with customer support operations and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses increased 12% in the first nine months of 1998 as compared to the first nine months of 1997 and increased 6% in the third quarter of 1998 as compared to the third quarter of 1997. This increase primarily reflects increased selling expenses related to the expansion of the Company's direct sales force, advertising and marketing expenses incurred in connection with the promotion of products and services on the Advanced Messaging Network, increased device maintenance costs for advanced messaging devices, and general and administrative expenses related to the expansion of the Company's customer support operations, such as billing services and customer messaging. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 50% in the first nine months of 1998 as compared to 57% in the first nine months of 1997 and decreased to 48% in the third quarter of 1998 as compared to 57% in the third quarter of 1997. Selling, general and administrative expenses on a consolidated basis are expected to increase during the remainder of 1998 and in future periods as a result of the Company's plans to continue to expand its direct sales force in the United States and to incur additional marketing expenses in connection with the promotion of products and services on the Advanced Messaging Network.

       Selling, general and administrative expenses related to the one-way messaging system in the United States increased 3% in the first nine months of 1998 as compared to the first nine months of 1997 and increased 1% in the third quarter of 1998 as compared to the third quarter of 1997. As a percentage of revenues, selling, general and administrative expenses were 39% in both the first nine months of 1998 and the first nine months of 1997, and were 40% in the third quarter of 1998 and the third quarter of 1997. Selling, general and administrative expenses related to advanced messaging operations in the United States increased 46% in the first nine months of 1998 as compared to the first nine months of 1997 and increased 46% in the third quarter of 1998 as compared to the third quarter of 1997, but decreased as a percentage of revenues to 60% in the first nine months of 1998 as compared to 233% in the first nine months of 1997 and decreased to 53% in the third quarter of 1998 as compared to 144% in the third quarter of 1997. Selling, general and administrative expenses of the Company's international subsidiaries remained flat in the first nine months of 1998 as compared to the first nine months of 1997 and decreased 31% in the third quarter of 1998 as compared to the third quarter of 1997, but decreased as a percentage of revenues to 98% in the first nine months of 1998 as compared to 111% in the first nine months of 1997 and decreased to 85% in the third quarter of 1998 as compared to 107% in the third quarter of 1997.

       Depreciation and amortization increased 3% in the first nine months of 1998 as compared to the first nine months of 1997 and remained flat in the third quarter of 1998 as compared to the third quarter of 1997. In the third quarter of 1998, the Company adopted the SOP which resulted in a one time, non-cash write-off of $58.1 million of capitalized start-up costs relating primarily to the development and construction of the Advanced Messaging Network. As a result of the adoption of the SOP, the Company will no longer record depreciation and amortization expense related to such start-up costs. In addition, depreciation and amortization expense during the nine month period ended September 30, 1998 has been reduced by approximately $7.5 million as a result of the adoption of the SOP.

       OPERATING INCOME (LOSS)

       SkyTel reported consolidated operating income of approximately $19.4 million for the first nine months of 1998 as compared to a consolidated operating loss of approximately $29.1 million for the first nine months of 1997, and consolidated operating income of $10.5 million for the third quarter of 1998 as compared to a consolidated operating loss of $8.1 million for the third quarter of 1997. For the three-month period ended September 30, 1998, one-way messaging operations recorded operating income of $21.7 million, which was offset by an operating loss of $7.2 million from advanced messaging operations and an operating loss of $2.6 million from international operations.

       The Company expects to continue to report operating income on a consolidated basis in the fourth quarter of 1998 and future periods as a result of its one-way messaging business in the United States and declining operating losses from advanced messaging operations. However, future levels of operating income will be dependent on the performance of the Company's direct and reseller distribution channels, the success of new distribution channels and the timely availability and market acceptance of new products and value-added services on its Advanced Messaging Network. In addition, the Company cannot predict the extent to which future operating results will be impacted by the introduction of services competitive with those available on the Advanced Messaging Network.

       INTEREST EXPENSE AND INTEREST INCOME

       Interest expense increased 2% in the first nine months of 1998 as compared to the first nine months of 1997 and increased 24% in the third quarter of 1998 as compared to the third quarter of 1997. The increase in interest expense in the third quarter of 1998 reflects a non-cash charge of approximately $3.6 million which represents previously capitalized interest attributable to the development of the Advanced Messaging Network. This amount was not material to prior periods.

       See Note 5 of Notes to Consolidated Financial Statements regarding the completion of a series of interest rate swaps in April 1998 with respect to the Company's Senior Notes. The interest rate swaps do not impact the amount of interest expense recorded by the Company for financial reporting purposes with respect to the Senior Notes.

       Interest income totaled $0.9 million in the first nine months of 1998 as compared to $3.2 million in the first nine months of 1997 and totaled $0.3 million in the third quarter of 1998 as compared to $0.8 million in the third quarter of 1997. Interest income in the second quarter and first half of 1997 included interest accrued on securities restricted for debt service related to the Company's Senior Notes, the final balance of which was used to pay the interest payment on the Senior Notes due on December 15, 1997.

       PROVISION FOR INCOME TAXES

       SkyTel recorded a provision for state and local income taxes of $3.0 million and $3.6 million in the first nine months of 1998 and 1997, respectively, and $1.0 million and $1.2 million in the third quarter of 1998 and 1997, respectively. The Company reported net losses for federal income tax purposes during the three and nine month periods ended September 30, 1998 and 1997 and, accordingly, no provision for federal income taxes has been made for such periods.

       PREFERRED STOCK DIVIDENDS

       The Company accrued and paid dividends of approximately $2.1 million in each of the quarters ended September 30, 1998 and 1997 on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock"). As a result of the conversion of all of the outstanding shares of PIK Preferred Stock into Common Stock in May 1998, no amounts were accrued for dividends on the PIK Preferred Stock in the third quarter of 1998, as compared to $1.2 million of accrued dividends in the third quarter of 1997. See Note 6 of Notes to Consolidated Financial Statements for information relating to the conversion of the PIK Preferred Stock.

Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock were not treated as an expense on the Company's consolidated statements of operations and, therefore, did not affect reported net income, such dividends were deducted from net income for the purpose of determining net income (loss) per common share.

       NET INCOME (LOSS)

       SkyTel recorded a consolidated net loss of approximately $82.4 million in the nine month period ended September 30, 1998 which, combined with the effect of preferred stock dividends, resulted in a consolidated net loss per common share of $1.59 for such period. The consolidated net loss reported for 1998 includes a one time, non-cash write-off of $58.1 million resulting from the adoption of the SOP and a non-cash charge of $3.6 million of previously capitalized interest. See Note 9 of Notes to Consolidated Financial Statements. This compares to a consolidated net loss of approximately $66.8 million, or $1.41 per common share, in the first nine months of 1997. The consolidated net loss in the first nine months of 1997 was offset by a gain of approximately $7.4 million from the sale of the Company's 19% equity interest in a joint venture that conducts paging operations in Brazil. The Company recorded a consolidated net loss of $4.7 million, or $0.11 per common share, in the third quarter of 1998 as compared to a consolidated net loss of $22.2 million, or $0.47 per common share, in the third quarter of 1997. For the third quarter of 1998, the Company's one-way messaging operations recorded net income of $20.1 million, which was offset by a net loss of $20.8 million from advanced messaging operations and a net loss of $3.2 million from international operations. The Company expects to generate net income on a consolidated basis (before preferred stock dividends) in the fourth quarter of 1998, although the Company expects to incur a net loss on a consolidated basis for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

       DOMESTIC

       The Company invested a total of $11.1 million in the first nine months of 1998, including $5.6 million in the third quarter of 1998, to fund the expansion of its one-way messaging system and the procurement of messaging units to support its one-way messaging subscriber base. In addition, in the first nine months of 1998, the Company incurred capital expenditures of $27.5 million, including $10.5 million in the third quarter of 1998, for advanced messaging units and infrastructure equipment related to the continued expansion of the Advanced Messaging Network. Capital expenditures in the third quarter of 1998 were funded with cash generated from one-way messaging operations and cash on-hand at the beginning of the quarter.

       During the third quarter of 1998, the Company repaid $18.5 million of indebtedness outstanding under its bank credit facility, and had a balance of $97.5 million of borrowings outstanding as of September 30, 1998. Letters of credit in the amount of $5.2 million had been issued under the credit facility as of September 30, 1998, and the credit available under the facility has been reduced by a corresponding amount. As of September 30, 1998, the Company had borrowing availability under the bank credit facility of approximately $97.3 million. The Company may be required to incur additional borrowings under the bank credit facility during the remainder of 1998 and in 1999 to fund capital expenditures and working capital requirements, including the payment of interest on the Senior Notes, to the extent that cash flows from operations do not satisfy these requirements.

       In April 1998, the Company entered into certain interest rate swap agreements with respect to the $265 million outstanding principal amount of the Senior Notes. These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements have varying maturities but in no instance exceed the maturity date of the Senior Notes. The interest rate swap agreements establish an effective interest rate of 10.75% on the Senior Notes through December 15, 2000. During the period from December 15, 2000 to December 15, 2002, the Company will be required to make payments to the swap counterparty in an amount equal to 12.07% multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%. During this period, the Company will receive an amount equal to the 3-month London Interbank Offered Rate ("LIBOR") plus 1% (currently 6.22%) multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%. The Company is continuing to record an amount equal to 13.5% of the principal amount of Senior Notes as interest expense in its consolidated statements of operations.

       INTERNATIONAL

       During the first nine months of 1998, Mtel Latam required approximately $2.5 million to fund capital expenditures and working capital requirements of its subsidiaries and joint ventures in Latin America. On December 31, 1997, Mtel Latam established a $20.0 million line of credit (the "Latam Line of Credit") to fund capital expenditures and working capital requirements (other than acquisitions). Borrowings under the Latam Line of Credit are evidenced by a demand note and mature on December 31, 1998 or earlier at the discretion of the issuing banks. As of September 30, 1998, Mtel

Latam had borrowings of $20.0 million outstanding under the Latam Line of Credit. Mtel Latam is currently in discussions with its banks regarding an extension of the December 31, 1998 maturity date of the Latam Line of Credit. If the maturity date is not extended, Mtel Latam will be required to seek other sources of funds to repay the Latam Line of Credit. There can be no assurance that Mtel Latam will be able to secure additional financing on terms acceptable to Mtel Latam. In addition, Mtel Latam will be required to engage in additional debt or equity financings in order to fund projected capital expenditures and working capital requirements in 1999. If Mtel Latam is unable to secure such additional financing, Mtel Latam will be required to reduce its funding to certain countries which could adversely affect Mtel Latam's results of operations and prospects in Latin America.

YEAR 2000 READINESS

       The Year 2000 ("Y2K") issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two-digit rather than four-digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the Year 2000, or certain dates prior or subsequent thereto, or process data which includes a reference to the Year 2000, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

       Since late 1997, the Company has been developing a company-wide plan to identify, evaluate and address Y2K issues. The Company's Y2K project includes an analysis of network systems and applications and supporting infrastructure for the provision of one-way and advanced messaging services, business and financial computer systems and applications, and internal computing systems of both its domestic and Latin American operations. In addition, the project includes a review of the Y2K compliance efforts of the Company's vendors, resellers and other third parties who have material relationships with the Company and its subsidiaries (collectively, "External Parties"). The Company is in the process of compiling an inventory and assessing its network, business and information systems to determine the extent to which such systems may be impacted by the Year 2000, and is developing a comprehensive plan to address all aspects of the Y2K problem which are identified. The Company has retained an independent consulting firm to assist the Company in this phase of the Y2K project and expects this phase to be completed on or about December 31, 1998.

       Following completion of the inventory and assessment phase of the Company's Y2K project, the Company will proceed with its efforts to remediate, test and confirm the Y2K compliance of its network, business and information systems. The pace of these efforts will vary, although remediation and testing of certain mission-critical aspects of the Company's network and business systems have already begun. The Company has retained a software engineering consulting firm to assist the Company in its remediation efforts with respect to its internal business systems. The Company expects to complete its Y2K remediation and testing efforts for all network, business and information systems by mid-1999.

       The Company is also in the process of identifying and prioritizing its External Parties for purposes of assessing their Y2K efforts, although detailed evaluations of certain mission-critical External Parties have been initiated. The Company intends to complete the identification and prioritization of External Parties on or before December 31, 1998 and intends to communicate and, to the extent appropriate, participate in testing procedures with such External Parties in order to assess their Y2K readiness prior to mid-1999.

The Company also intends to continue to communicate with such External Parties through the remainder of 1999 for purposes of additional follow-up reviews.

       The Company is evaluating the potential for business disruption and intends to develop contingency and business continuity plans applicable to Y2K-related occurrences as part of its Y2K project. The Company anticipates that the development of contingency and business continuity plans will be completed by mid-1999. Contingency planning to maintain and restore service in the event of natural disasters or technical problems has been part of the Company's standard operating procedures, and the Company intends to leverage this experience in the development of contingency plans to meet its Y2K challenges.

       The Company has minority investments in joint ventures in certain countries in Latin America which it does not control, and is working with the management in these countries to address Y2K issues. The Company supplies the network operations software to these joint ventures and has developed business and financial operating software with a third-party vendor which is used by certain of these joint ventures. The Company believes that its own Y2K efforts will be invaluable in assisting these joint ventures in meeting their Y2K challenges.

       The failure by the Company or certain External Parties to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company or its subsidiaries. Such failures could materially and adversely affect the Company's results of operations, financial condition and liquidity. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of External Parties, the Company is unable to determine at this time whether any Y2K-related interruptions or failures will occur or the extent to which any such interruptions or failures might have a material impact on the Company's results of operations, financial condition or liquidity. The Y2K project is expected to reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of External Parties. The Company believes that, as the Y2K project described above progresses, the possibility of significant interruptions or failures of the Company's operations as a result of Y2K issues should be reduced .

       The Company's preliminary estimate of the total cost of its Y2K compliance efforts, based on amounts expended or committed to date, plus estimated amounts of remediation costs not yet fully assessed, is $5 million to $10 million, of which approximately $1.2 million has been incurred through September 30, 1998. The total costs of the Company's Y2K compliance efforts cannot be predicted with any certainty at this time since the Company has not completed an assessment of the remediation efforts that will be required throughout the Company. Certain costs budgeted for the procurement of upgrades or replacements of the Company's information systems has not been included in this amount since these upgrades or replacements were being made by the Company independent of Y2K issues. The Company expects to fund its Y2K compliance efforts with cash flows from operations.

       Certain information regarding the Company's Y2K efforts constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon certain assumptions, and there can be no assurance that the Company's expectations will be achieved, that there will not be delays or increased costs associated with the Company's Y2K project or that the Company will be successful in remediating all Y2K problems. Factors that could impact the Company's Y2K project include the availability of personnel trained in specified technical areas involved in the Company's businesses, the ability to locate and correct all relevant software code in its network and business systems that could be affected by the Year 2000, and the successful remediation of Y2K issues by External Parties.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

       On February 20, 1997, a civil complaint was filed in the United States District Court for the District of Columbia, Kris Lindblom and Jack Fefer v. Mobile Telecommunication Technologies Corporation, SkyTel Corporation, J. Robert Fugate, Leonard G. Kriss, M. Bernard Puckett, Thomas G. Barksdale, Calvin C. LaRoche, Jai Bhagat and John N. Palmer, Civil Action No. 1:97CV00337. The complaint had two counts, one alleging violations of Section 10(b) of the Exchange Act against all defendants, and one alleging violations of Section 20(a) of the Exchange Act against the Company and defendants Palmer and Puckett. The plaintiffs sought unspecified damages and to certify the case as a class action. In December 1997, the United States District Court for the District of Columbia granted a motion dismissing SkyTel Corp. as a defendant in the litigation, and in January 1998 transferred the case to the United States District Court for the Southern District of Mississippi. On May 4, 1998, the Company entered into an agreement in principle to settle this litigation without any admission of liability on the part of the Company or any of the individual defendants. Under the terms of the agreement in principle, the Company agreed to make a cash payment of approximately $1.9 million into a settlement fund. In addition, the Company's directors' and officers' liability insurer separately agreed to make a cash contribution to a settlement fund. On August 1, 1998, the plaintiffs, the Company and the individual defendants executed a stipulation of settlement, and the settlement received final approval from the United States District Court for the Southern District of Mississippi on November 6, 1998. Subsequent to the filing of the complaint, the Company, as have other companies involved in private securities litigation, received from the staff of the Securities and

Exchange Commission ("SEC") an informal inquiry letter seeking documents pertaining to consultants and products used in the development and operation of the Advanced Messaging Network. The Company is cooperating with the SEC staff.

       Except as set forth above, the Company is not aware of any material legal or regulatory proceedings involving the Company other than license applications and renewals and other regulatory proceedings incident to the Company's business.

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None


Item 5.  Other Information
         -----------------

         The Company's Bylaws provide that in order for a stockholder proposal to be brought before an annual meeting of stockholders, a stockholder must give written notice to Secretary of the Company not less than 80 days prior to the meeting, provided that if less than 90 days' notice or prior public disclosure has been given of the date of the meeting, notice of a stockholder proposal must be received within 10 days of the notice to stockholders or public disclosure of the date of the meeting. Proxies solicited by the Company for the 1999 Annual Meeting of Stockholders will grant discretionary authority to vote on any stockholder proposal if the Company has not received notice of the proposal by such date.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

             The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

          EXHIBIT NO.                  DESCRIPTION


            27.1                 Financial Data Schedule.

      (b) Reports on Form 8-K

          None

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SKYTEL COMMUNICATIONS, INC.


Dated:  November 16, 1998           By  /s/ John T. Stupka
                                      -----------------------------------
                                        John T. Stupka
                                        President and Chief Executive Officer



Dated: November 16, 1998            By  /s/ Robert Kaiser
                                      -----------------------------------
                                        Robert Kaiser
                                        Senior Vice President-Finance and
                                        Chief Financial Officer