Form 10-K
period 1998-12-31
SKYTEL COMMUNICATIONS INC
filed 1999-03-31
CIK 842915

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

For the fiscal year ended December 31, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from       to

                        Commission file number 0-17316

                               ----------------

                          SKYTEL COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

                                                       64-0518209

              Delaware

                                                      (IRS Employer
    (State or other jurisdiction                   Identification No.)
  of incorporation or organization)

                            200 South Lamar Street,
                        SkyTel Centre, South Building,
                          Jackson, Mississippi 39201
                   (Address of principal executive offices)

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $993,331,686 as of March 18, 1999.

  Indicate the number of shares of each of the Registrant's shares of each of the Registrant's classes of common stock, as of the latest practicable date:
60,080,713 shares of Common Stock, par value $.01 per share, outstanding as of March 18, 1999.

  Documents incorporated by reference in this Annual Report on Form 10-K:

  Portions of the definitive proxy statement relating to the 1999 Annual Meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

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

                                                                            Page
                                                                            ----
                                     PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    16
 Item 3.  Legal Proceedings..............................................    16
 Item 4.  Submission of Matters to a Vote of Security Holders............    17
          Executive Officers of the Registrant...........................    18

                                    PART II

            Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters........................................................    19
 Item 6.  Selected Financial Data........................................    20
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    20
 Item 8.  Financial Statements and Supplementary Data....................    34
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    34

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    35
 Item 11. Executive Compensation.........................................    35
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    35
 Item 13. Certain Relationships and Related Transactions.................    35

                                    PART IV

            Exhibits, Financial Statements, Financial Statement Schedules
 Item 14. and Reports on Form 8-K........................................    36
          Index to Consolidated Financial Statements.....................   F-1

                                    PART I

  Certain statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by such section. When appropriate, certain factors that could cause results to differ materially from those described in the forward-looking statements are enumerated. As a result, this Annual Report on Form 10-K, including the Consolidated Financial Statements and the notes thereto, should be read in its entirety for a complete understanding of such factors.

Item 1. Business

General

  SkyTel Communications, Inc. ("SkyTel" or the "Company"), formerly Mobile Telecommunication Technologies Corp., is a leading provider of wireless messaging services in the United States. As of December 31, 1998, SkyTel had approximately 1,429,100 units in service in the United States, which represents an increase of 30.2% over the approximately 1,097,500 units in service as of December 31, 1997, and included approximately 1,004,800 domestic one-way units and 424,300 advanced messaging units. Advanced messaging units represented approximately 80% of the Company's domestic net unit additions in 1998.

  SkyTel provides one-way messaging services in the United States by means of a ground-based transmitter system, leased satellite facilities and proprietary messaging technology and software utilizing two dedicated channels on the 931 MHz frequency (collectively, the "931 MHz Frequencies") licensed by the Federal Communications Commission ("FCC"). The Company's one-way messaging network features FLEX(R) technology which allows faster transmission speeds, thereby increasing the capacity of this network. SkyTel provides a full range of regional, nationwide and international one-way messaging services, as well as local services which are generally provided through contractual arrangements with other commercial mobile radio service providers.

  SkyTel also currently operates a nationwide advanced messaging network (the "Advanced Messaging Network") in the United States that utilizes spectrum allocated by the FCC for narrowband personal communications services ("PCS"). The Advanced Messaging Network is a location independent network that utilizes a proprietary system architecture designed and developed by SkyTel. Services on the Advanced Messaging Network currently include advanced text messaging services with guaranteed delivery, interactive two-way services and fixed location services.

  SkyTel's strategy is to maintain a leadership position in the wireless messaging industry in the United States by serving as a high quality, single source provider of one-way and advanced messaging services to corporate and business users. The Company intends to focus significant efforts in 1999 on increasing the market awareness for its advanced messaging and value-added services, expanding its distribution network in order to take advantage of the capacity available on the Advanced Messaging Network, and continuing to expand the distribution of its one-way services through the promotion of products and services which more efficiently utilize the capacity of the FLEX-enabled one-way messaging network.

  SkyTel, through its consolidated subsidiaries and joint ventures, also operates nationwide one-way messaging systems in 12 countries outside the United States, primarily in Latin America. As of December 31, 1998, SkyTel had approximately 237,000 international one-way messaging units in service, which reflects its proportionate share of units placed in service by its joint ventures as well as units placed in service by its consolidated subsidiaries. SkyTel also provides its subscribers with access to an international network using SkyTel's proprietary technology that interconnects the systems operated by the Company's international subsidiaries and joint ventures with the systems in the United States, the Bahamas, Bermuda, Brazil, Canada, China, Hong Kong, the Philippines and Singapore.

  SkyTel was incorporated in Delaware on October 21, 1988. On November 18, 1988, SkyTel (then a wholly-owned subsidiary of Mobile Communications Corporation of America ("MCCA")) succeeded by merger to the businesses and assets of COM/NAV Marine, Inc., also a wholly-owned subsidiary of MCCA. On April 4, 1989, MCCA distributed all of the then outstanding shares of Common Stock of SkyTel to the stockholders of MCCA immediately prior to the acquisition by BellSouth Corporation of MCCA's local and regional paging operations and cellular radio telephone interests. On May 22, 1998, the Company changed its name from Mobile Telecommunication Technologies Corp. to SkyTel Communications, Inc.

  Unless the context otherwise requires, references to SkyTel or the Company herein include SkyTel and its subsidiaries. SkyTel's executive offices are located at 200 South Lamar Street, SkyTel Centre, South Building, Jackson, Mississippi 39201, and its telephone number is (601) 944-1300.

  Set forth below is a description of the Company's businesses. The Company's businesses have been classified into four business segments: One-Way Messaging, Advanced Messaging, International, and Other. See Note 9 of Notes to Consolidated Financial Statements for certain financial information concerning these business segments.

One-Way Messaging Network

  SkyTel provides one-way messaging services in thousands of cities and towns in the United States by means of a ground-based transmitter system, leased satellite facilities and proprietary messaging technology and software utilizing the 931 MHz Frequencies. SkyTel provides to its subscribers numerous service benefits, including a fully redundant network that helps ensure system reliability; a product offering that includes local service along with its established regional, nationwide and international service; centralized 24-hour customer service; and centralized in-house billing that provides customized billing options to meet individualized customer needs. For the years ended December 31, 1998, 1997 and 1996, one-way messaging operations in the United States accounted for approximately 66%, 83% and 89% of the consolidated revenues of the Company, respectively.

  A person desiring to reach a one-way messaging subscriber may access the network in a number of ways, including modems, email/Internet access and personal toll-free numbers. The message is processed by SkyTel's network operations computer center and uplinked to a communications satellite. That signal is then simultaneously broadcast from the satellite to each downlink in the system and transmitted to the subscriber on one of SkyTel's frequencies through nationwide transmitter facilities owned and operated by SkyTel. A redundant satellite system enhances the Company's ability to maintain operations in the event of any disruption in satellite service.

  SkyTel's proprietary and unique "Universal Messaging System" technology includes redundant Digital Alpha 8400 computers which are linked together and connected to a satellite backbone and terrestrial delivery system on a nationwide basis in accordance with SkyTel's design specifications. In addition, SkyTel operates its one-way messaging network by means of computer software programs specially written, developed and enhanced over the years. SkyTel's software also generates customer bills, and an extensive customer database provides valuable information regarding the profiles, preferences and characteristics of SkyTel's direct customers.

  All domestic one-way nationwide and regional messages are routed through one of SkyTel's operations centers located in Jackson, Mississippi and Plano, Texas (which was relocated from Washington, D.C. during the third quarter of 1998) before being transmitted to the satellite uplink. Both operations centers maintain a full backup power plant and generator. Local messages are generally routed through local paging systems operated by other commercial radio service providers.

  SkyTel leases fully redundant satellite capacity and the uplink facilities utilized in the SkyTel one-way messaging systems through SpaceCom Systems, Inc. ("SpaceCom") under an agreement which expires in January 2006, subject to renewal by mutual agreement of the parties. The downlink facilities used in connection with the SpaceCom system are owned by the Company.

Advanced Messaging Network

  The Company's Advanced Messaging Network, which began commercial operation in September 1995, utilizes spectrum allocated by the FCC for narrowband PCS. The Advanced Messaging Network is a location independent network that utilizes a proprietary system architecture designed and developed by SkyTel and incorporates low-power transmission technology. The Advanced Messaging Network is currently operational in approximately 250 Metropolitan Statistical Areas in the United States covering approximately 80% of the population. For the years ended December 31, 1998, 1997 and 1996, advanced messaging operations in the United States accounted for approximately 27%, 8% and 3% of the consolidated revenues of the Company, respectively.

  Over-the-air transmissions on the Advanced Messaging Network utilize an innovative multi-carrier modulation technology. The Advanced Messaging Network produces a combined transmission rate in excess of 24,000 bits per second for forward network links, which compares to 6,400 bits per second utilized at present by the fastest one-way paging systems. The higher transmission speed and the ability to divide the coverage of the Advanced Messaging Network into zones provide increased system capacity which is many times the capacity of the Company's one-way network. The Advanced Messaging Network also operates with synchronized transmitters on the same frequency within a given coverage area to optimize building penetration and reduce power requirements.

  The Advanced Messaging Network utilizes one of the two paired narrowband PCS channels acquired by the Company in July 1994. The Company believes that the use of a paired channel enhances the efficiency of the Advanced Messaging Network by permitting the segregation of inbound and outbound traffic, and will allow the Advanced Messaging Network to provide a wider range of services to the public. The Company also believes that the Advanced Messaging Network draws competitive advantages from its technology and infrastructure, its user-friendly advanced messaging platform, and its network operations center and intuitive applications. The network operations center manages network traffic flow, connectivity to information service providers and other databases, and customer profiles and accounts.

  SkyTel leases satellite capacity and uplink facilities utilized in the Advanced Messaging Network through SpaceCom. The operations center in Jackson, Mississippi also serves as the network operations center for the Advanced Messaging Network. The Plano operations center will serve as a backup center for the Advanced Messaging Network beginning in the third quarter of 1999.

  During 1998, the Company continued to expand the coverage of the Advanced Messaging Network, focusing on a number of the largest metropolitan areas in the United States. The Company plans to continue its coverage expansion program in additional markets in 1999 to further enhance the Company's interactive two-way services.

  The Company believes that network performance, reliability and expanded coverage, together with the availability of smaller and improved messaging devices, new value-added service offerings and the addition of new distribution channels will result in increasing levels of units in service on the Advanced Messaging Network during 1999. The Company intends to focus significant efforts in 1999 on increasing the market awareness for its advanced messaging services and value-added services and expanding its distribution network in order to take advantage of the capacity available on the Advanced Messaging Network. The ability of the Company to achieve improved operating results will be dependent on the performance of its existing distribution channels, the successful implementation of new distribution channels and the market acceptance of such value-added services. In addition, the Company cannot predict the extent to which competitive advanced messaging services or other competitive telecommunication services will impact the Company's future operating results.

Services and Features

  Basic Services. The Company's principal one-way messaging services in the United States are marketed under the names SkyPager(R) for numeric paging service and SkyWord(R) for alphanumeric messaging service. A subscriber for one-way services may obtain numeric or alphanumeric service on a local, regional, nationwide or international basis, with regional coverage in six regions, three of which correspond to the Eastern, Central and Western (which includes both the Mountain and Pacific) time zones and three of which provide coverage in the Southwest, Midwest and Southeast regions of the United States. SkyTel also offers several additional one-way service coverage options, including metro local service, which provides one-way coverage over one of sixty zones in the United States, and Nationwide Now(R), which allows a local, zonal or regional customer of one-way services to obtain nationwide coverage on demand for specified periods of time.

  As part of its strategic plan, the Company intends to continue to feature its one-way messaging services through the promotion of lower cost, high-margin products and services that more efficiently leverage the capacity of the one-way network, such as the BeepWear(TM) pager watch and prepaid paging services. The BeepWear pager watch, which was introduced in December 1997 and is manufactured by a joint venture comprised of Motorola, Inc. ("Motorola") and Timex Corporation ("Timex"), is the first FLEX-enabled alphanumeric pager watch. The Company's agreement with the Motorola/Timex joint venture provides that the SkyTel one-way messaging system will be the exclusive provider of paging services to purchasers of the BeepWear pager watch who elect to subscribe to such services through June 1999. Prepaid paging permits consumers to purchase a Motorola pager and SkyTel one-way messaging services in a single package without contracts, credit verification, monthly bills or long-term commitments, and is ideal for first-time users and users who have limited-messaging or short duration needs. The SkyTel system tabulates the number of messages received by the subscriber and forwards a renewal message to the device when the subscription reaches a predetermined number of messages. Upon depletion of the messages or the expiration of the service, a subscriber may obtain additional messaging services through the purchase of a recharge card which is available at the original place of purchase, select retail locations or directly from SkyTel.

  The Advanced Messaging Network currently features two primary services, an advanced text messaging service which is marketed under the name SkyWord Plus(R) and a two-way interactive messaging service which is marketed under the name SkyWriter(R). The SkyWord Plus service ensures message delivery through system confirmation of delivery from the network operations center and a store-and-forward function. If a customer is in transit between two markets and is temporarily out of coverage or turns off the device, any messages are stored and automatically delivered to the customer when he or she is back in coverage or turns the device back on. The advanced text messaging service is also equipped with a feature that automatically detects errors in message transmission and provides for retransmission of the message. The Company's SkyWriter service enables subscribers to compose and send text messages to, and receive text messages from, an advanced messaging device or an Internet email address. The Advanced Messaging Network also has the ability to change subscriber profiles and add or delete services through over-the-air programming commands without the need to send the messaging device back for reprogramming.

  In 1998, the Company introduced an advanced text messaging service with guaranteed delivery that allows subscribers to respond to a message directly from the messaging device. The SkyReplysm service, which is available on the new Motorola PF1500 and the Glenayre AccessMate devices, allows subscribers to have a series of replies pre-programmed into the device. The SkyReply service also allows the message sender to transmit custom replies with the message, which can then be sent back by the recipient. The Company believes that the SkyReply feature will further encourage the transition from one-way messaging to full interactive two-way service and will provide corporate users the ability to conveniently communicate with field personnel in a command-and-control environment.

  The Company also recently introduced a text-to-voice service which allows SkyWriter customers to type a message on their device and address the message to a telephone number. The system will then call the number and read the text message to the person answering the call via a computerized voice. In addition, the Company plans to introduce a new product in 1999 that integrates messages from multiple communications ports into a single point of contact. This new service, called Message Centersm, provides a consolidated message notification service which includes messages received via email, voice mail, cellular telephone, pager or fax, and delivers the information to in-boxes on the Motorola PageWriter 2000 device. Filtering and forwarding options allow the user to clearly define and control the extent of notification and information such user wants to receive. In addition, all messages, emails, faxes and voice mail notifications are available to the customer 24 hours a day on a password-protected Web site.

  The Company continued to enhance its Internet-based messaging services in 1998, adding numerous features to facilitate efficient, flexible messaging. An estimated 88 million email users have the ability to send messages to SkyTel subscribers via the Internet. Each unit in service on the one-way network or the Advanced Messaging Network has a unique Internet email address that allows subscribers to receive email messages, and in the case of units on the Advanced Messaging Network, to originate or respond directly from the device or through any Internet email package. Messages are delivered via a reliable, high availability Internet email gateway technology maintained by the Company. As of February 1999, approximately 5.5 million messages per month were delivered through the Internet to one-way and advanced messaging subscribers, as compared to approximately 2.3 million as of February 1998.

  The SkyTel Web site's most utilized feature continues to be the "Send a Message" function which permits anyone with Web browser access to compose and transmit messages. In addition to sending messages, the "Send a Message" function provides confirmation of delivery of all messages sent to SkyWriter devices and the ability to view responses from these devices. The SkyTel Web site also allows users to set up and maintain address books, permits transmission of broadcast messages to large groups with a single entry, and provides updated information on the Company's services worldwide, displays coverage maps and facilitates direct interaction with SkyTel customers.

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

  The Company is continuing its efforts to expand the functionality and applications of its messaging networks. The Company offers a software developers kit that allows software developers and others to develop unique and differentiated applications that seamlessly interface with, and maximize the capabilities of, the Company's messaging networks. The software development kit enables connectivity from a variety of common computing platforms to the Company's networks via modem, the Internet or wireless devices. The Company also offers a software driver to connect the pager gateway of Lotus Notes, the dominant groupware product worldwide, to the Company's Advanced Messaging Network. The software offers the capability to extend any Lotus Notes database to the Advanced Messaging Network, giving interactive two-way messaging subscribers the ability to receive messages, database alerts or updates; respond to such messages, alerts or updates; and submit queries wirelessly. Other applications available in the software developers kit include automated dispatch and delivery-tracking capabilities.

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

  The Company has also entered into joint development and marketing alliances with several companies and integrated its messaging services with the products of other companies that the Company believes will expand the capabilities and potential applications of its Advanced Messaging Network. Alliances with companies such as JP Systems, Inc. and Microsoft Corporation ("Microsoft") enable SkyTel to integrate is advanced messaging services with popular handheld devices such as 3Com's Palm III and Microsoft's Windows CE products. In addition, the Company has developed SkyTel Access(R) software that provides message origination, retrieval and management functions, and other software which has integrated advanced messaging devices with palmtop computers.

  The Company continued to work with Motorola and Glenayre Technologies, Inc. ("Glenayre") to design and develop new messaging devices with advanced functionality that utilize the Company's Advanced Messaging Network. In December 1997, the Company introduced the PageWriter 2000, a full-featured device from Motorola designed with a QWERTY keyboard for convenient two-way messaging. The PageWriter 2000 contains an operating system and PC connectivity allowing for custom application development and upgrades. In 1998, the Company also introduced several smaller, lighter-weight advanced messaging devices with enhanced sensitivity and performance. The Glenayre AccessMate and AccessLink II and the Motorola PF1500 and PageWriter 2000 are programmable for additional services "over the air" as new services become available.

  During 1998, the Company continued its efforts to develop applications for fixed wireless services on the Advanced Messaging Network. In 1998, the Company entered into several additional commercial fixed wireless service contracts totaling approximately 225,000 fixed wireless units, and currently has total units under such contracts of approximately 329,500 fixed wireless units. The development of fixed wireless service has been impacted by delays in the commercial availability of transceivers which are cost effectively priced, and the conversion of a significant number of the fixed wireless units under contract into units in service are dependent, in part, on the commercial availability of such transceivers. Motorola expects that fixed wireless transceivers will be commercially available in the second quarter of 1999. The Company intends to continue to pursue new fixed wireless applications in 1999, as well as to continue development efforts with current customers. The Company cannot predict the extent to which its efforts in promoting fixed wireless applications will be successful and believes that a substantial number of the fixed wireless units under contract will not be placed in service until 2000 or later.

  Value-Added Features. SkyTalk(R) is marketed as an additional feature providing customers with digital voice message storage and retrieval services which permit a caller to leave a recorded message for a subscriber on the one-way or advanced messaging systems by dialing a toll-free number (1-800-SKYTALK). The message is stored in a voice mail computer. When a message is left, the subscriber is automatically alerted through the messaging unit and thereafter can retrieve the stored message by calling the voice message computer utilizing the same toll-free number. The SkyTalk system can also be accessed from a number of countries outside the United States by dialing a toll-free number. In 1998, the Company's voice mail feature was enhanced to allow the caller to mark the message urgent and to allow the subscriber to receive Caller ID information. A subscriber electing to receive enhanced voice mail would receive a pager notification that would include the voice mail alert, the Caller ID of the originating telephone and whether the caller marked the message "Urgent." The Company's one-way and advanced messaging systems may also be utilized to notify subscribers of calls recorded on their office, home or cellular voice mail system.

  In the second quarter of 1998, the Company introduced the first Caller ID services available in the messaging industry. The Caller ID feature allows a subscriber receiving a numeric message or SkyTalk voice message to see the sender's name or other identification with the message or SkyTalk notification. This feature, which is available with SkyWord on the one-way network, and SkyWord Plus and SkyWriter on the Advanced Messaging Network, allows subscribers to prioritize their responses to messages based on the identity of the sender.

  The Company provides several information services in conjunction with its one-way and advanced messaging services. Information services are currently available either on a general broadcast basis or on a personal broadcast basis as selected by the individual subscriber. The use of over-the-air programming enables the Company to commence, terminate or change information services as requested by the subscriber. In 1998, the Company expanded the functionality of the SkyTel Web site through the introduction of its SkyTel Custom Newscasts SM. This service provides a Web location where subscribers to advanced messaging services can browse a menu of information updates on subjects ranging from financial market updates to sports or weather reports. The subscriber can mark his or her update selections at the Web site and will immediately begin to receive the information updates on his or her advanced messaging device at the next scheduled broadcast times. The new selections are programmed into the device via over-the-air programming, and within a few minutes, the subscriber receives a confirmation on the pager that the changes have been made. The Company currently has relationships with a number of information providers such as Bloomberg, MSNBC, Fortune, USA Today, The Weather Channel and others.

  The two-way capability of the Advanced Messaging Network also enables the Company to offer on-demand information services. After initial enrollment for an on-demand service, a subscriber may communicate from his or her device to a personal identification number or Internet email address requesting a specific stock quote, weather forecast or sports score which is then sent back to the subscriber through the Advanced Messaging Network. The Company currently offers an on-demand stock quote service through DataLink Systems Corp., and expects to introduce additional on-demand information services in 1999.

  SkyTel's one-way and advanced messaging subscribers and resellers are billed monthly for service and for equipment rental, when applicable. Subscribers may also purchase their own equipment. The Company offers various service packages based on the type of services selected by the subscriber, which generally include a predetermined number of messages per month for a fixed monthly charge. Messages which exceed the prescribed monthly amount are charged on a per message block or per character basis. International coverage can be obtained for an additional charge. The Company also offers a variety of value-added features in addition to its one-way and advanced messaging services, such as Caller ID and information services, for an additional charge. The term of SkyTel's service contracts vary and, in certain cases, may be terminated by either party upon 30 days' notice after an initial term, although a number of large customers have service contracts for fixed terms.

International

  Mtel Latin America, Inc. ("Mtel Latam"), which is a 76% owned subsidiary of the Company, serves as the holding company for the Company's Latin American operations and investments. Mtel Latam's subsidiaries conduct one-way messaging operations in Argentina, Colombia, Costa Rica, Uruguay and Venezuela. Mtel Latam also owns equity interests in joint ventures that conduct one-way messaging operations in Mexico (49%), the Dominican Republic (50%), El Salvador (35%), Ecuador (50%), Guatemala (50%) and Paraguay (40%). The following table sets forth information regarding Mtel Latam's current operations and investments:

                  Mtel Latam Subsidiaries and Joint Ventures

                                                                                           December 31, 1998
                                                                                       -------------------------
                          Approximate                         Current                               Proportional
                          Population                         Mtel Latam  Commencement  Actual Units   Units in
        Country          (in millions)       Partner         Ownership  of Operations   in Service    Service
------------------------ ------------- -------------------   ---------- -------------- ------------ ------------
Argentina...............      35.7       N/A                   100.0%   April 1994        53,295       53,295
Colombia................      36.9       N/A                   100.0%   June 1994         19,523       19,133
Costa Rica..............       3.7       N/A                   100.0%   February 1997      4,131        3,098
Dominican Republic......       8.1       Transmissionesy        50.0%   October 1996       9,885        4,943
                                         Proyecciones, S.A.
Ecuador.................      12.0       Isaias Group           50.0%   May 1995          15,220        7,610
El Salvador.............       6.2       Inversiones            35.0%   February 1997      5,877        2,939
                                         Comesal, S.A. de
                                         C.V.
Guatemala...............      11.5       Comunicaciones         50.0%   October 1995      23,812       11,906
                                         Inalambricas, S.A.
Mexico..................      99.0       Radio Telefonia        49.0%   February 1992    221,019      108,299
                                         MovilMetropolitana,
                                         S.A. de C.V.
Paraguay................       5.2       BEPSA                  40.0%   February 1993     12,009        4,804
                                         Communications
                                         S.R.L.
Uruguay.................       3.2       N/A                   100.0%   September 1995     5,353        5,353
Venezuela...............      22.8       N/A                   100.0%   November 1995     15,633       15,633
                             -----                                                       -------      -------
Combined Totals.........     244.3                                                       385,757      237,013
                             =====                                                       =======      =======

  In September 1996, Newbridge Latin America, L.P. ("Newbridge") acquired a 20% equity interest in Mtel Latam. The equity interest in Mtel Latam held by Newbridge increased to 24% on July 1, 1998 in connection with the transfer by Mtel Latam of 100% of the outstanding shares of its wholly-owned subsidiary, Mtel Puerto Rico, Inc. ("Mtel Puerto Rico"), to a wholly-owned subsidiary of SkyTel. See Note 9 of Notes to Consolidated Financial Statements.

  Newbridge and the Company have entered into a stockholders agreement which governs the rights and obligations of Newbridge and the Company as stockholders of Mtel Latam. The stockholders agreement provides that Newbridge is entitled to elect two of the eight directors comprising the Mtel Latam Board so long as Newbridge maintains a prescribed voting interest in Mtel Latam. In addition, the stockholders agreement also requires that seven of the eight members of the Board of Directors of Mtel Latam approve certain matters, including the annual business plan; the appointment or removal of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of Mtel Latam; the incurrence of indebtedness in excess of $15 million; and certain fundamental corporate transactions such as the merger or sale of substantially all of the assets of Mtel Latam or any material subsidiary.

  The Company also owns and operates an international network which interconnects one-way messaging systems on the 931 MHz frequency in various countries utilizing SkyTel's proprietary messaging software. The Company's international network currently interconnects the Company's systems in the United States, Mexico, Argentina, Colombia, Costa Rica, Indonesia, Malaysia, the Dominican Republic, Ecuador, Paraguay, Venezuela, Uruguay and Guatemala with other carriers' systems in the Bahamas, Bermuda, Brazil, Canada, China, Hong Kong, Singapore, Peru and the Philippines. The Company believes that its international network differentiates its services from those of its competitors but does not expect that revenues from international traffic will be material.

  SkyTel's international operations and investments are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation or other adverse regulatory or legislative developments; limitations on the removal of investment income, capital and other assets (including fees charged by SkyTel for licensed technology); inflation; and exchange rate fluctuations. SkyTel's international operations and joint ventures also experience significant competition in the countries in which they operate. SkyTel cannot predict whether any of such factors will occur in the future or the extent to which such factors would have a material adverse effect on SkyTel's international operations, and the existence of any such factors will be taken into account in determining whether to continue the Company's international development efforts in any country. SkyTel's international operations and joint ventures are generally subject to regulation and require governmental authorizations in the countries in which such operations are conducted; and changes in such regulation, the enactment of legislation or the allocation of spectrum for competing services could adversely affect SkyTel's international operations and investments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of Notes to Consolidated Financial Statements for additional information regarding the operating results, capital requirements and sources of funds relating to the company's operations in Latin America.

  The Company has divested a substantial portion of its operations and investments in the Asia Pacific region in order to concentrate its international development efforts in Latin America. The Company completed the sale of its operations in Hong Kong and its equity interests in joint ventures in China and the Philippines in 1997, and currently holds minority equity interests in joint ventures that operate in Indonesia and Malaysia.

Marketing

  Customers of the Company's one-way and advanced messaging services are generally professional and management personnel, government agencies and many of the corporations in the Fortune 1000 whose personnel travel extensively and require access to important information. In 1998, the Company's services were distributed primarily through a direct sales channel, a reseller channel, a prepaid channel and a restructured agent channel.

  Direct Sales. Through its direct sales force, SkyTel focuses on serving as a single source provider of local, regional and nationwide one-way and advanced messaging services, as well as one-way international messaging services, to large corporate and national accounts. The Company believes that its efforts to establish a highly professional, dedicated, advanced-application-oriented direct sales force differentiates SkyTel from its competitors. As of December 31, 1998, SkyTel maintained a direct sales presence in more than 36 metropolitan areas. SkyTel intends to significantly expand its direct sales force in 1999, although the Company anticipates that it will not realize increased sales productivity as a result of such expansion until the latter part of 1999.

  SkyTel's direct sales efforts have been successful in achieving higher average revenue per unit in service than many of its competitors. The Company believes this is due, in part, to its highly trained sales force, in addition to its value-added sales approach which contributes to the Company's high nationwide alphanumeric product mix and field-based customer support resources. The Company also believes that SkyTel's 24-hour customer service has reinforced the success of its direct sales efforts.

  The operating results of the Company can be significantly affected by subscriber disconnect rates since sales and marketing costs associated with attracting new subscribers are significant relative to the costs of providing services to existing customers. SkyTel has historically experienced disconnect rates for messaging units placed in service by its direct sales channel that were comparable to industry standards. The Company cannot predict the extent to which competitive and other factors, some of which may be beyond the control of SkyTel, will adversely affect the Company's disconnect rate in the future.

  SkyTel also generates direct sales through its telemarketing group located in Jackson, Mississippi, which generally responds to inquiries generated by its national advertising and promotional programs, focuses on outbound sales calls to smaller companies and mobile professionals, and qualifies corporate account leads for referral to SkyTel's direct corporate account sales force. SkyTel maintains an airport marketing program utilizing kiosks located inside airport terminals to provide services to frequent travelers and to capture leads for follow-up by the corporate account and telemarketing sales forces. SkyTel currently operates from two locations in the Atlanta Hartsfield International Airport, as well as from locations in the Cincinnati, Salt Lake City and San Jose airports.

  Resellers. The Company's one-way and advanced messaging services are also distributed through approximately 160 resellers. Resellers of the Company's one-way and advanced messaging services generally purchase service in bulk quantities at wholesale rates and offer the Company's services in conjunction with services provided on their paging systems. The Company's reselling partners include the largest paging companies Bell operating companies and other telecommunications companies such as MCI Worldcom, Inc., Paging Network, Inc. ("PageNet"), AirTouch Paging, Ameritech Mobile Services, Inc., Arch Communications Group Inc. and Bell Atlantic Mobile. Resellers are generally responsible for all customer support, billing, collection, and equipment acquisition and maintenance costs. As a result, acquisition costs for units placed in service by resellers are significantly lower than the costs incurred for units placed in service by the Company's direct sales channel. Approximately 20%, 22% and 35% of the Company's domestic revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were attributable to messaging units placed in service by resellers. The Company's agreements with resellers are generally for one to three-year terms and are automatically renewed for additional one-year periods unless terminated by either party upon at least 90 days' written notice prior to the expiration of the then current term.

  The Company experienced increasing disconnect rates in its reseller channel in 1997 and 1998. In addition, certain resellers have recently introduced or announced plans to introduce competing advanced messaging services. The Company cannot predict the extent to which such competing services will adversely affect the Company's future operating results.

  Prepaid Channel. The Company has developed an innovative prepaid one-way service offering which includes a device and a fixed number of message units that can be used for messages or features such as Caller ID or operator dispatch. Prepaid paging permits consumers to purchase a pager and the Company's one-way messaging services in a single package without contracts, credit verification, monthly bills or long-term commitments. Upon depletion of the messages or the expiration of services, a prepaid paging subscriber may obtain additional messaging services through the purchase of a recharge card which is available at the original place of purchase, select retail locations or directly from the Company. The Company introduced a prepaid numeric product in 1997 and introduced a prepaid text-messaging package in 1998. The Company has entered into agreements with national distribution partners who offer prepaid paging through a variety of channels, including Big Planet, a direct network marketing firm that provides communications and technology products and leverages SkyTel's national broadcast capabilities to keep Big Planet sales representatives updated on product announcements and news of interest via custom broadcasts; Swatch, who introduced their own innovative numeric paging product, the Beep Box, combining it with SkyTel's prepaid service for sale through leading electronics retailers, Swatch stores and on-line; and Topp Telecom, a leading retail distributor of prepaid cellular which introduced its branded version of SkyTel prepaid paging.

  Agent Distribution Channels. The Company continued to distribute its full line of messaging products through an independent agent program in 1998. The commission structure of this independent agent program permits the Company to share the revenue and risks of new subscribers with the agent. The Company believes that by leveraging the sales forces of agents who are dedicated to market to customer segments not targeted by the Company's traditional direct sales and marketing efforts, the Company can further expand the distribution of its products.

  The major agent distribution channels currently consist of independent retail, Internet and solutions-based distribution. The Company's primary retail distribution effort in 1998 involved the BeepWear pager watch, an alphanumeric pager watch manufactured and distributed by a joint venture comprised of Motorola and Timex.

Available through more than 3,000 retail points of presence, the Company activated over 17,000 BeepWear devices while maintaining no inventory or direct distribution costs. In the fourth quarter of 1998, The Motorola/Timex joint venture introduced an enhanced version of the BeepWear pager watch that includes an organizer and address book feature. This device also features Flextime, which utilizes the Company's network to automatically adjust the watch time as the user travels between time zones. Internet and solutions-based distribution was affected through companies such as Prodigy Services Corporation, an Internet service provider, and JP Systems, Inc. an advanced messaging software solutions provider, who market SkyTel products and services directly to their customers. All subscriber devices are customer-owned and advance payment is required prior to shipment.

  Advertising and Marketing Alliances. The Company supports its marketing efforts with advertising and sales support in broadcast, Internet and print media, trade shows, events, direct mail and in-bound telephone marketing. SkyTel also plans to introduce on-line shopping for prepaid one-way products during the second quarter of 1999, and plans to use banner advertisements at certain highly frequented Web sites. In addition, the Company has conducted joint marketing programs with companies that provide other services to similar target audiences. For example, plans are in development for co-marketing with Bloomberg L.P. and Palm Computing, a subsidiary of 3Com. Co-marketing activities under consideration include co-branded advertising, promotional materials in packaging, hotlinks between the companies' Web sites and banners on Bloomberg terminals.

  The Company intends to focus significant efforts in 1999 on expanding its distribution network and recently announced several initiatives in this regard. In February 1999, the Company entered into an agreement with Office Depot, the world's largest seller of office products with more than 650 office supply retail stores located in 40 states and the District of Columbia. Office Depot has agreed to distribute a broad line of the Company's one-way and advanced messaging services through its domestic retail locations commencing in the second quarter of 1999, initially through more than 500 retail stores located in major metropolitan areas across the United States and expanding to Office Depot store locations in secondary markets throughout the remainder of the year. The Company will also be expanding the coverage of its Advanced Messaging Network in certain areas serviced by Office Depot store locations as part of the agreement. Messaging devices sold to customers under this arrangement will be procured by Office Depot directly from the manufacturer. The Company believes that Office Depot will assist the Company in its efforts to increase the overall awareness of its one-way and advanced messaging services and to expand distribution of its services to consumers as well as small and medium-sized businesses.

  The Company has also developed a program designed to expand the distribution and increase the market awareness of advanced messaging services in small and medium-sized markets. Under the "local partner" program, a local wireless carrier or other third party would provide capital to expand the coverage of the Company's Advanced Messaging Network in a designated market and would become an exclusive reseller of "local only" advanced messaging service in that market. Customers who subscribe to the "local only" service will also have the option to obtain nationwide coverage on demand for specified periods of time. In February 1999, the Company entered into its first agreement under the "local partner" program with ValuePage, Inc. ("ValuePage"), a paging service provider based in Jackson, Mississippi. ValuePage has agreed to expand the coverage of the Advanced Messaging Network in the Jackson and Vicksburg, Mississippi markets and will serve as an exclusive reseller of the Company's "local only" advanced messaging services in those markets. ValuePage also has a right of first offer to enter into a similar relationship in a number of other small and medium-sized Southeastern markets.

  The ability of the Company to continue to achieve improved operating results will be dependent on the performance of its existing distribution channels and the successful implementation of new distribution channels. Although the Company intends to focus significant efforts in 1999 on expanding its distribution network for one-way and advanced messaging services, there can be no assurance that the Company will be successful in these efforts or that such new distribution channels will be successful in marketing and distributing the Company's services.

Competition

  The Company believes that competition for subscribers for its one-way and advanced messaging services in the United States is based primarily on the quality and breadth of service offered, the geographic area covered by the system and price. The Company believes that the quality of service of the SkyTel one-way messaging system compares favorably with that of its competitors, and that the geographic coverage of the one-way messaging network is comparable to the coverage of many of its competitors. The Company also believes that its Advanced Messaging Network, which began commercial operation in 1995, currently offers service quality product offerings and value-added features not currently available from its competitors that provide advanced messaging services. Further, the Company believes that its efforts to expand the geographic coverage of its Advanced Messaging Network in 1997 and 1998 provide customers coverage comparable to the coverage currently provided by such competitors. The Company believes that competitors offering or planning to offer nationwide one-way messaging services or advanced messaging services in the United States will continue to emphasize pricing as a significant competitive factor. SkyTel believes that it effectively competes with such competitors by providing its customers reliable and redundant networks, responsive customer service and support, and additional value-added services and features.

  A number of companies (including PageNet, AirTouch Paging, Metrocall, MobileComm and PageMart) offer nationwide or expanded regional one-way services that compete directly with the Company's one-way and advanced messaging services. In addition, in 1998 a number of companies (including Ardis Company, a subsidiary of American Mobile Satellite Corporation, BellSouth Wireless Data, Nextel Communications, ConXus and PageMart Wireless) began to actively market and promote advanced messaging services that directly compete with those offered by the Company, and others such as PageNet have announced plans to introduce such services in 1999. Certain of these companies have succeeded in establishing a significant market presence for their one-way services, which the Company believes will enhance their ability to compete in the advanced messaging business. In addition, several of these companies currently resell SkyTel messaging services. The Company cannot predict the extent to which competing nationwide or expanded regional one-way or advanced messaging services will affect SkyTel's subscriber base.

   Several companies in the United States currently offer regional and nationwide broadband PCS service. Although broadband PCS was designed primarily for two-way voice communications, most broadband PCS licensees are offering numeric and text messaging as a supplemental service available on their networks. Although the Company believes that narrowband PCS is better suited for short data messaging services than broadband PCS, the Company cannot predict the extent to which the paging services provided by broadband PCS licensees will effectively compete with the one-way and advanced messaging services provided by the Company.

  Cellular, broadband PCS and other providers of wireless voice services are experiencing a period of significant growth as service costs are decreasing, multi-mode and multi-band phones with extended battery life are proliferating and single-rate plans which eliminate or minimize long-distance charges are becoming more common. While the Company believes that these services compete with the Company's one-way and advanced messaging services, the Company believes that for its primary target market, the mobile professional, there continue to be certain advantages to the Company's messaging services. Nationwide messaging service provides instant notification and screening of calls; provides greater in-building penetration, increasing the likelihood of timely message reception; provides better battery life on average; and allows the message recipient to remain in control and choose to return calls at his or her convenience. The Company further believes that complementary aspects exist between the two services which are demonstrated by the fact that a significant portion of SkyTel's customers are also users of wireless voice services.

  Certain of the Company's competitors in the United States such as AirTouch Paging, AT&T and certain Bell operating companies possess substantially greater financial resources than the Company, and this could have a substantial competitive impact on SkyTel.

  The FCC has maintained in recent years an aggressive program of allocating additional spectrum for new wireless services in response to congressionally mandated auction procedures. The Company cannot predict the extent to which the FCC will make additional spectrum available for services that will compete with those offered by the Company.

  Continuing technological advances in the communications industry, as well as potential regulatory and legislative developments such as the availability of additional spectrum, make it impossible to predict the extent of future competition for the Company's businesses. Such technological advances and regulatory and legislative developments may, for example, make available other alternatives to the services provided by the Company, thereby creating additional sources of competition. In addition, future entrants into the market which possess significantly greater financial resources than SkyTel could have a significant, adverse competitive impact upon the Company.

  The Company's international subsidiaries and joint ventures generally experience significant competition in the countries in which such subsidiaries and joint ventures operate. In many countries, the markets are generally characterized by fragmented, local messaging providers, and competition is based primarily on price. In addition, the Company's operating results in Latin America in 1998 were impacted by general economic conditions prevailing throughout the region, as well as increased competition from cellular telephone and other telecommunications services. In 1998, the Company began to introduce new product offerings in certain countries in an effort to accelerate the development of the messaging market in Latin America and intends to continue these efforts in 1999. The Company cannot predict the extent to which such new product offerings will be successful or the extent to which competitive services will continue to affect future operating results of the Company's Latin American operations.

Regulation

  SkyTel's one-way and advanced messaging operations in the United States, as well as SkyTel's other domestic businesses, are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"), and may be conducted only on frequencies assigned by the FCC for use by the Company. SkyTel's one-way messaging operations are currently conducted on the 931 MHz Frequencies. The Company's Advanced Messaging Network currently operates on a paired channel in the 901-902 MHz and 940-941 MHz frequency band, which is one of the two licenses acquired by the Company in the FCC's first auction of nationwide narrowband PCS spectrum held in July 1994. The Company's second license is for a paired channel in the 901-902 MHz and 930-931 MHz bands. A request by the Company to modify this second license to have the forward path frequency changed from 930-931 MHz to 940-941 MHz is currently pending before the FCC.

  The FCC rules require nationwide narrowband PCS licensees to provide coverage to a composite area of 750,000 square kilometers or 37.5% of the United States population within five years of the initial license grant date and to provide coverage to a composite area of 1,500,000 square kilometers or 75% of the United States population within ten years of the initial grant date. The Company has complied with the first requirement with respect to the nationwide narrowband PCS license used by the Advanced Messaging Network and currently provides coverage to approximately 80% of the United States population. The Company has until September 1999 to comply with the first buildout requirement with respect to its second narrowband PCS license, and intends to request a waiver of such requirement for the second license in light of the extensive buildout of the Advanced Messaging Network that has been undertaken by the Company. In the event that such a waiver is not obtained, the Company is developing a contingency plan to affect compliance with the initial buildout requirements by the September 1999 deadline.

  In 1994, the FCC also awarded the Company an unpaired narrowband PCS license pursuant to a Pioneer's Preference. However, the issuance of this nationwide narrowband PCS license was conditioned by the FCC upon, among other things, the payment of a license fee in the amount of $33.0 million. SkyTel filed an appeal challenging the condition requiring payment for this license, and the United States Court of Appeals for the District of Columbia Circuit issued a decision in 1996 remanding the matter to the FCC to consider the issue of SkyTel's reliance upon earlier determinations by the FCC that SkyTel would not be required to pay for the Pioneer's Preference license. In 1998, the FCC issued a decision in the remand proceeding which reconfirmed its decision to require payment of the $33.0 million license fee. SkyTel determined that the value of this license had decreased substantially since its original issuance and returned the license to the FCC in lieu of payment of the license fee. SkyTel did not utilize the frequency covered by this license.

  The FCC's rules require competitive bidding to select Commercial Mobile Radio Service ("CMRS") licensees when more than one entity has timely filed an application for the same license. These competitive bidding rules could require that FCC licensees make significant investments in order to obtain spectrum.

  Over the last four years, the FCC has adopted rules regarding the licensing of non-nationwide paging frequencies. These rules provide for the grant of non-nationwide paging frequencies on a geographic area basis rather than on a site-by-site approach previously used by the FCC. Geographic area licensing was first utilized for one-way service in the 1994 narrowband PCS auctions and will soon be used exclusively for all one-way services involving CMRS facilities. While the geographic licensing rules do not impact SkyTel's original nationwide one-way paging frequency or any of its narrowband PCS frequencies which were assigned on an exclusive basis nationwide, SkyTel's second one-way 931 MHz frequency will be subject to these geographic licensing rules. The acquisition of additional licenses for this second one-way 931 MHz frequency in any area in which SkyTel does not currently operate may require SkyTel to participate in an FCC auction in those areas where the Company does not now operate. SkyTel will not be required to participate in an auction in order to retain its existing licenses on the second one-way 931 MHz frequency at the time such licenses become subject to renewal.

  The FCC licenses for SkyTel's one-way nationwide messaging operations expire in April 1999, and renewal applications have been timely filed by the Company. The Company's nationwide narrowband PCS licenses expire in September 2004. The Company's other FCC licenses are subject to renewal on various dates through 2004. The FCC's rules provide that a licensee has an "expectancy of renewal" if its past record of operation for the term of the license demonstrates that the licensee has provided "substantial" service (as defined in such rules) and the licensee has substantially complied with the Communications Act and the rules and policies of the FCC promulgated thereunder. The Company believes that it has satisfied such requirements and that it is entitled to an "expectancy of renewal" with respect to each of the licenses that are currently subject to renewal. The FCC rules provide for the continuing effectiveness of licenses when renewal applications have been filed in a timely manner. All FCC licenses may be revoked and license renewal applications may be denied for cause.

  During 1997 and 1998, the FCC completed several rulemaking proceedings that imposed additional surcharges or costs on the Company, including the Universal Service Fund, access reform, increased user fees and charges for toll-free calls initiated from pay telephones. In addition, each of the states has been authorized to impose Universal Service Fund charges based on intrastate service and certain states began to impose such charges in 1998. The Company, like other companies in the telecommunications industry affected by these surcharges and costs, has passed on these surcharges and costs when permitted or has taken other appropriate action to minimize the impact of such surcharges and costs on the Company. The Company cannot predict the extent to which regulatory or legislative actions imposing additional surcharges and costs will impact operating expenses of the Company in the future.

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

  The Communications Act prohibits an alien from serving as an officer or director of, and prohibits aliens and foreign governments or representatives thereof from owning more than a 20% equity interest in a company such as SkyTel which directly holds FCC licenses. In the event that the Company transfers all of the FCC licenses which it directly holds to one or more of its subsidiaries, the Communications Act would limit aliens and foreign governments or their representatives from owning cumulatively more than a 25% equity interest in the Company except as set forth below.

  In 1997, the World Trade Organization Group on Basic Telecommunications adopted certain principles regarding foreign ownership of companies in the telecommunications industry which became effective in 1998. Fifty-four countries adopted the U.S.-sponsored Regulatory Reference Paper that calls for an increase in international competition in the telecommunications industry and which may have the effect of creating global markets. Although the limitation on direct foreign ownership under the Communications Act will remain in effect, the U.S.-sponsored Regulatory Reference Paper provides that a foreign entity organized in a country that adopted the Regulatory Reference Paper may acquire an indirect ownership interest above the limitations currently imposed by the FCC if the country in which the foreign entity is organized grants reciprocal rights.

  The FCC has imposed radio frequency ("RF") operation standards pursuant to which all licensees are required to protect the general public and employees from the dangers associated with the emissions from RF equipment. The federal standards require the Company, either working independently or in concert with co-located licensees, to safeguard sites from non-ionizing (i.e., heat-generating) radiation.

  The Communications Assistance to Law Enforcement Act (CALEA) requires communications carriers, including the Company, to make certain capabilities available to law enforcement agencies to assist them in intercepting communications. The requirements applicable to the Company under CALEA are not expected to be issued until 2000, and the Company cannot assess the costs that might be incurred in effecting compliance.

  The Company's international subsidiaries and joint ventures generally require governmental authorizations in each country to provide local, nationwide and international messaging services. In addition, the Company is required in certain countries to obtain governmental approvals prior to making an investment in a subsidiary or joint venture.

  Changes in the regulation or enactment of legislation affecting SkyTel's domestic or international operations or the allocation of spectrum for services that compete with the Company's businesses could adversely affect SkyTel's results of operations.

Sources of Equipment

  The satellite capacity and most components of the infrastructure equipment which the Company uses in providing its one-way and advanced messaging services generally are available from multiple sources, and the Company anticipates that such satellite capacity and equipment will be available in sufficient quantities in the foreseeable future. Certain types of messaging devices used on the one-way and advanced messaging networks are available only from a single source, although the Company believes that such messaging units will be available in sufficient quantities as required by the Company. The Company cannot predict the extent to which it may experience delays in the delivery of advanced messaging devices.

Trademarks, Patents and Copyrights

  The Company holds a number of United States trademarks and service marks, including, among others, the following federally-registered marks: SKYTEL, NATIONWIDE NOW, SKYTEL 2-WAY, SKYPAGER, SKYQUOTE, SKYTEL ACCESS and SKYTALK. In addition, the Company owns common law rights in the United States to a number of other marks and holds a number of pending applications for trademarks and service marks in the United States. The Company also holds numerous registrations and pending applications for its trademarks and service marks in countries in which it has international operations.

  The Company holds several United States patents related to various aspects of its telecommunications businesses. For example, the Company was issued a United States patent for the national paging control computer subscriber interface equipment that it uses in connection with the Advanced Messaging Network. The Company also holds a United States patent for certain technological aspects of the Advanced Messaging Network, including multi-carrier modulation techniques. The Company has filed various patent applications with the United States Patent and Trademark Office, including applications relating to one-way and advanced messaging networks and services. The Company also holds patents and patent applications to protect its technologies in several foreign countries. The Company is the copyright owner of works of authorship it has created on its behalf, including computer software, brochures, advertisements, manuals and similar materials.

Employees

  The Company and its subsidiaries employed a total of approximately 3,600 full and part-time personnel as of December 31, 1998, none of whom is represented by organized labor.

Item 2. Properties

  The Company currently leases a total of approximately 159,900 square feet of office space in the SkyTel Centre in Jackson, Mississippi which serves as the Company's principal executive offices (the "SkyTel Centre") pursuant to a lease entered into in August 1995. The lease for space in the SkyTel Centre has a monthly rental rate of approximately $189,600 and expires on July 31, 2005. The Company also leases approximately 162,300 square feet of additional space in Jackson, Mississippi for customer service, technical services and inventory storage pursuant to leases entered into during the period from 1991 to 1996. Such leases have an average aggregate monthly rental rate of approximately $154,000 and begin to expire on October 15, 2004.

  SkyTel currently leases approximately 42,500 square feet of office space in downtown Washington, D.C. pursuant to a lease which commenced on July 1, 1991. The lease term is for ten years and has an average monthly rental rate of $170,800 plus SkyTel's proportionate share of operating costs and taxes. In addition, SkyTel leases approximately 24,000 square feet of office space in New York City having an average aggregate monthly rental rate of approximately $67,000. The term of this lease expires on December 31, 1999.

  The Company leases a total of 26,700 square feet of space in Plano, Texas that serves as the Company's second network operations center, which was previously located in Washington, DC. The lease has a monthly rental of $20,200 and expires in 2003, with a five-year renewal option at the then current market rate. The Company also leases a total of 37,400 square feet of space in Wayne, New Jersey which serves as the headquarters for its Paging Solutions division. The lease has a monthly rental of $52,200 and expires in June 2000.

  SkyTel has entered into a lease agreement for approximately 71,400 square feet of space in the Dallas-Fort Worth Metroplex which will serve as a second customer service center. The lease for the facility expires in 2009 and will have a monthly rental rate of $37,366, beginning on the earlier of completion of renovation of the space or June 1, 1999.

  The Company and its subsidiaries own or lease office space in approximately 23 cities in 17 states which is used in conjunction with its nationwide messaging operations. These office leases provide for monthly rental rates ranging from $510 to $29,100. The Company also leases transmitter and receiver sites which are used primarily in conjunction with its messaging operations. These sites typically comprise relatively few square feet and are located in most cases on building rooftops, towers or other fixed structures. As of December 31, 1998, the Company leased approximately 1,969 transmitter sites in the United States in connection with its one-way messaging operations and approximately 4,210 transmitter and receiver sites for the Advanced Messaging Network for monthly rental rates ranging from approximately $15 to $2,400, which leases are for various terms.

Item 3. Legal Proceedings

  In February 1997, a civil complaint was filed in the United States District Court for the District of Columbia, Kris Lindblom and Jack Fefer v. Mobile Telecommunication Technologies Corporation, SkyTel Corporation, J. Robert Fugate, Leonard G. Kriss, M. Bernard Puckett, Thomas G. Barksdale, Calvin C. LaRoche, Jai P. Bhagat and John N. Palmer, Civil Action No. 1:97CV00337. The complaint had two counts, one alleging violations of Section 10(b) of the Exchange Act against all defendants, and one alleging violations of
Section 20(a) of the Exchange Act against the Company and defendants Palmer and Puckett. In December 1997, the United States

District Court for the District of Columbia granted a motion dismissing SkyTel Corp. as a defendant in the litigation, and in January 1998 transferred the case to the United States District Court for the Southern District of Mississipppi. On August 1, 1998, the plaintiffs, the Company and the individual defendants executed a stipulation of settlement, and the settlement received final approval from the United States District Court for the Southern District of Mississippi on November 6, 1998. No appeals were filed and the case has been resolved. Subsequent to the filing of the complaint, the Company, as have other companies involved in private securities litigation, received from the staff of the Securities and Exchange Commission ("SEC") an informal inquiry letter seeking documents pertaining to consultants and products used in the development and operation of the Advanced Messaging Network. The Company cooperated with the SEC staff and has had no contact with the staff since November 1997. See Note 6 of Notes to Consolidated Financial Statements.

  Except as set forth above, there are no material legal or regulatory proceedings involving the Company except license applications and renewals and other regulatory proceedings incident to the Company's business.

Item 4. Submission of Matters to a Vote of Security Holders

  The Company did not submit any matter to a vote of the Company's security holders during the Fourth quarter of the year ended December 31, 1998. The Company's 1999 Annual Meeting of Stockholders will be held on May 20, 1999.

Executive Officers of the Registrant

  Set forth below is information concerning the executive officers of the Company as of March 1, 1999. The Company has entered into an employment agreement with each of Messrs. John N. Palmer, John T. Stupka, Jai P. Bhagat and Robert Kaiser. The employment agreements for Messrs. Palmer, Stupka, Bhagat and Kaiser expire on April 3, 2004, July 31, 2001, April 3, 2002 and August 14, 1999, respectively.

  Jai P. Bhagat, age 52, has served as Vice Chairman of the Company since May 1995 and as Executive Vice President and a director since October 1988.

  Robert Kaiser, age 44, has served as Senior Vice President--Finance and Chief Financial Officer of the Company since August 15, 1996. Prior to joining the Company, Mr. Kaiser served from March 1987 through August 1996 as Chief Financial Officer of Southwestern Bell Mobile System, Inc.

  Leonard G. Kriss, age 49, has served as Senior Vice President, General Counsel and Secretary of the Company since February 1993. Prior to joining the Company, Mr. Kriss was a practicing corporate attorney and a partner in the law firm of Jones, Day, Reavis & Pogue which serves as outside legal counsel for the Company with respect to certain matters.

  Calvin C. LaRoche, age 53, has served as Senior Vice President--Destineer since October 1996 and has served as Senior Vice President of the Company since June 1993. Mr. LaRoche also served as President and Chief Executive Officer of Mtel International, Inc. from June 1994 to October 1996. Prior to joining SkyTel, Mr. LaRoche was employed by International Business Machines Corporation for 24 years.

  Larry Meschberger, age 48, has served as Senior Vice President of Network Operations of the Company since February 1998. Prior to joining SkyTel, Mr. Meschberger served as the Director of Systems Engineering for Alcotel Network Systems in Richardson, Texas, a microwave systems design company, from September 1997 to February 1998. Prior to joining Alcotel, Mr. Meschberger was employed by COMSAT-RSI of McKinny, Texas, a microwave systems installation company, as Vice President and General Manager and Vice President of Operations from October 1995 to March 1997. Mr. Meschberger previously served as Vice President of Operations of JEFA International of Plano, Texas, a microwave systems installation company, for approximately seven years.

  John N. Palmer, age 64, has served as the Chairman of the Board of Directors of the Company since October 1988, acting Chief Executive Officer of the Company from January 1, 1996 until August 1, 1996 and Chief Executive Officer of the Company from October 1988 to May 1995. Mr. Palmer previously served as Chairman of the Board, President and Chief Executive Officer of MCCA from 1973 to April 1989.

  Robert T. Pike, age 52, has served as Senior Vice President--Direct Sales of the Company since June 1998 and served as Senior Vice President--
Administration from October 1995 to June 1998. Prior to joining SkyTel, Mr. Pike was employed for approximately six years by MCI both as the Director and Vice President of Human Resources.

  John T. Stupka, age 49, has served as President and Chief Executive Officer and a director of the Company since August 1, 1996. Prior to joining the Company, Mr. Stupka served as Senior Vice President--Strategic Planning of SBC Communications, Inc. from August 1995 to August 1996 and as President and Chief Executive Officer of Southwestern Bell Mobile Systems, Inc. from November 1985 to August 1995.

  John E. Welsh III, age 48, has served as Vice Chairman of the Company since May 1995, a director of the Company since September 1992, acting Chief Financial Officer of the Company from February 1996 until August 1996 and Managing Director of the Company from December 1992 to May 1995. Prior to joining the Company Mr. Welsh was a principal in Seaport Capital, Inc., a financial advisory and merchant banking firm, from January 1992 to December 31, 1994.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Common Stock of the Company has been traded in the over-the-counter market and quoted on The Nasdaq Stock Market under the symbol SKYT since May 26, 1998, and prior thereto was traded in the over-the-counter market and quoted on The Nasdaq Stock Market under the symbol MTEL. As of March 18, 1999, the Common Stock was held by approximately 3,100 holders of record. The table below sets forth the reported high and low sales prices for the Common Stock on The Nasdaq Stock Market for the years ended December 31, 1997 and 1998. This information does not include retail mark-ups, mark-downs or commissions.

                                                    1997           1998
                                                  -----------    ------------
                                                  High    Low    High     Low
                                                  ----    ---    ----     ---
   First Quarter................................. 10 1/8   5 1/8 26 3/16  19 5/8
   Second Quarter................................ 14 7/8    6    27 1/8   19 1/4
   Third Quarter................................. 16 3/4  10 5/8 25 1/16  12 15/16
   Fourth Quarter................................ 23 7/8   14    24 1/2    12

  The Company has never paid dividends on the Common Stock and does not intend to pay dividends on the Common Stock in the foreseeable future. The Board of Directors of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company's businesses. Certain covenants in SkyTel's bank credit facility and the indenture relating to the Company's 13.5% Senior Subordinated Discount Notes due 2002 prohibit the payment of cash dividends on the Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Sources of Funds" and Note 5 of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

  The following table summarizes selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data and consolidated balance sheet data for each of the five years in the period ended December 31, 1998 have been derived from the Consolidated Financial Statements for those periods. The Company's Consolidated Financial Statements for each of the five years in the period ended December 31, 1998 have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect to the Consolidated Financial Statements as of December 31, 1997 and December 31, 1998 and for each of the years in the three-year period ended December 31, 1998 appears elsewhere in this Annual Report on Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            Selected Financial Data

SkyTel Communications, Inc. and Subsidiaries

                                       Year Ended December 31,
                            --------------------------------------------------
                              1994      1995      1996       1997       1998
                            --------  --------  ---------  ---------  --------
                            (Amounts in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues:
  One-way messaging........ $150,455  $225,146  $ 311,601  $ 338,022  $345,339
  Advanced messaging.......      --      1,213      9,593     33,178   138,233
  International messaging..    2,485    10,121     20,289     30,602    31,990
  Other....................   10,330     9,511      9,046      6,166     2,732
                            --------  --------  ---------  ---------  --------
    Total revenues.........  163,270   245,991    350,529    407,968   518,294
Operating income (loss)....  (24,579)  (58,422)  (130,947)   (34,934)   33,220
Interest income (expense),
 net.......................    1,758     1,180    (38,915)   (51,102)  (53,926)
Loss before income taxes
 and equity income (loss)..  (21,893)  (53,230)  (167,200)   (83,465)  (21,267)
Equity in income (loss)
 from investments..........    3,849       946     (1,901)      (555)    2,210
Net loss before
 nonrecurring items........  (19,846)  (33,686)  (133,054)   (88,866)  (22,508)
Cumulative effect of a
 change in accounting
 principle.................      --        --         --         --    (58,129)
Net loss................... $(19,846) $(52,027) $(171,822) $ (88,866) $(80,637)
Preferred dividend
 requirement...............   (8,438)   (8,438)   (11,595)   (13,045)  (10,511)
Net loss to common
 stockholders.............. $(28,284) $(60,465) $(183,417) $(101,911) $(91,148)
Loss per common share...... $  (0.77) $  (1.19) $   (3.38) $   (1.87) $  (1.57)
Consolidated Balance Sheet
 Data:
Working capital............ $185,551  $(34,934) $  27,042  $ (34,157) $(46,191)
Total assets...............  715,471   851,414    803,260    741,745   633,197
Long-term debt.............  273,629   333,259    402,491    398,232   364,662
Total stockholders'
 investment................  366,077   423,540    301,395    196,334   123,945
Total common shares
 outstanding...............   45,647    54,135     54,404     55,033    60,024

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following is a discussion of the consolidated financial condition and results of operations of SkyTel for the three years ended December 31, 1998, and certain factors that may affect SkyTel's financial condition and results of operations. SkyTel's principal operations include one-way messaging services in the United States, advanced messaging services provided on the narrowband PCS network in the United States and international one-way messaging operations, primarily in Latin America. See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company's business segments.

  Certain statements set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual results to differ materially are competitive pressures, the performance of the Company's existing distribution channels, the successful implementation of new distribution channels and the market acceptance of new value-added services. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations

  Revenues. Consolidated revenues increased 27% in 1998 as compared to 1997 and 16% in 1997 as compared to 1996. The increases in consolidated revenues are primarily due to the growth in revenues from advanced messaging services which increased 317% in 1998 and 246% in 1997. The number of advanced messaging units in service increased 168% in 1998 as compared to 1997 and increased 941% in 1997 as compared to 1996. Revenues from oneway messaging operations in the United States increased 2% in 1998 as compared to 1997 and 8% in 1997 as compared to 1996. One-way units in service in the United States increased 7% in 1998 as compared to 1997 and 5% in 1997 as compared to 1996.

  As of December 31, 1998, the Company had approximately 1,004,800 one-way units in service in the United States, which included approximately 50,900 prepaid one-way units, as compared to approximately 938,900 one-way units in service as of December 31, 1997. SkyTel also had approximately 424,300 advanced messaging units in service as of December 31, 1998 as compared to approximately 158,600 advanced messaging units in service as of December 31, 1997. Approximately 17.2% of net unit additions placed in service on the Advanced Messaging Network in 1998 represented conversions from SkyTel's one-way to advanced messaging services, as compared to approximately 25.0% of net unit additions on the Advanced Messaging Network in 1997.

  Overall average monthly revenue per domestic unit in service increased to $32.79 in 1998 as compared to $31.41 in 1997. Average monthly revenue per one-way messaging unit in service was $30.69 in 1998 as compared to $30.72 in 1997, and average monthly revenue per advanced messaging unit in service was $39.55 in 1998 as compared to $40.64 in 1997. The Company anticipates that overall average monthly revenue per domestic unit in service will continue to decline in future periods as a result of changes to the Company's pricing plans for advanced messaging services that include increased character allotments, the implementation of usage-related billing arrangements for certain major customers, and the reduction of equipment rental revenues resulting from the Company's strategy to encourage customer-owned advanced messaging units. In addition, the Company plans to introduce new lower priced advanced messaging service offerings in 1999, such as "local only" service and campus applications, which will be limited in scope of service and which are designed to increase the Company's return on its investment. These new service offerings could also impact average monthly revenue per domestic unit in service. The Company cannot predict the extent to which any decline in average monthly revenue per domestic unit in service will be offset by revenues from value-added features, such as Caller ID and broadcast information services, because of the Company's limited experience in offering such features.

  The Company intends to focus significant efforts in 1999 on increasing the market awareness for its advanced messaging and value-added services and expanding its distribution network for advanced messaging services. The Company also intends to continue to expand the distribution of its one-way services through the promotion of products and services which more efficiently utilize the capacity of the FLEX(R)-enabled one-way messaging network, such as the BeepWear(TM) pager watch and prepaid paging services. The ability of the Company to continue to achieve improved operating results will be dependent on the performance of the Company's existing distribution channels, the successful implementation of new distribution channels and the market acceptance of new value-added services. In addition, the Company cannot predict the extent to which competitive advanced messaging services or other competitive telecommunication services will impact the Company's future operating results.

  SkyTel's consolidated revenues during the three years ended December 31, 1998 included revenues recorded by the Company's international operations in Argentina, Colombia, Costa Rica, Puerto Rico, Uruguay and Venezuela. Revenues from the Company's international operations increased 4.2% in 1998 as compared to 1997 and increased 51% in 1997 as compared to 1996. Revenues from international operations reported by the Company in 1998 decreased, in part, as a result of the transfer as of June 30, 1998 of the Company's Puerto Rican operations from Mtel Latin America, Inc. ("Mtel Latam"), the holding company for the Company's Latin American operations, to a wholly-owned domestic operating subsidiary and the inclusion of the operating results of the Puerto Rican operations as part of the Company's domestic one-way messaging business segment as of such date. The increase in revenues in 1997 is primarily due to the inclusion of revenues of RadioMensaje S.A.C. ("RadioMensaje"), a paging company in Argentina which was acquired by Mtel Latam in June 1997. Excluding the impact of RadioMensaje, international revenue growth would have been approximately 23% in 1997 as compared to 1996.

  The Company's operating results in Latin America in 1998 were impacted by general economic conditions prevailing throughout the region, as well as increased competition from cellular telephone and other telecommunications services. In 1998, the Company began to introduce new product offerings in certain countries in an effort to accelerate the development of the messaging market in Latin America, and intends to continue these efforts in 1999. The Company cannot predict the extent to which such new product offerings will be successful, or the extent to which competitive services will continue to affect future operating results of the Company's Latin American operations.

  For the years ended December 31, 1998, 1997 and 1996, revenues from one-way messaging operations in the United States provided approximately 66%, 83% and 89% of SkyTel's consolidated revenue, respectively. Revenues from advanced messaging operations constituted 27%, 8% and 3% of consolidated revenues in 1998, 1997 and 1996, respectively. Revenues from international messaging operations provided approximately 6%, 8% and 6% of SkyTel's consolidated revenues in 1998, 1997 and 1996, respectively, and other SkyTel operations provided approximately 1%, 1% and 2% of the Company's consolidated revenues in 1998, 1997 and 1996, respectively. See Note 9 of Notes to Consolidated Financial Statements.

  Expenses. Expenses include operating expenses, selling, general and administrative expenses and depreciation and amortization.

  Operating Expenses. Operating expenses primarily consist of telephone costs and transmitter and receiver site rentals associated with the Company's one-way and advanced messaging operations in the United States and one-way operations in Latin America, as well as expenses associated with the maintenance of the Company's domestic and international operating equipment and facilities. On a consolidated basis, operating expenses increased 16% in 1998 as compared to 1997 and 8% in 1997 as compared to 1996. Operating expenses in 1998 and 1997 included expenses recorded by the Company in connection with certain operating lease agreements entered into with Motorola, Inc. ("Motorola") in the third and fourth quarters of 1997 pursuant to which the Company leased a total of 50,000 SkyWord Plus units valued at $9.3 million. These lease agreements, which are for a term of three years, resulted in a decrease in the amount of capital expenditures for advanced messaging devices incurred during the second half of 1997 and 1998. Operating expenses in each of the three years ended December 31, 1998 also reflected increased transmitter and receiver site rentals resulting from the continued expansion of coverage of the Company's messaging networks in the United States, increased device refurbishment costs, and increased telephone and system costs associated with the increasing one-way and advanced messaging subscriber base in the United States. As a percentage of revenues, operating expenses on a consolidated basis decreased to 28% in 1998 as compared to 31% in 1997 and 33% in 1996.

  Operating expenses related to the one-way messaging system in the United States decreased 4% in 1998 as compared to 1997 and increased 9% in 1997 as compared to 1996. Operating expenses related to advanced messaging operations in the United States increased 68% in 1998 as compared to 1997 and increased 13% in 1997 as compared to 1996. Operating expenses of the Company's international subsidiaries decreased 6% in 1998 as compared to 1997, and increased 12% in 1997 as compared to 1996.

  The Company expects to continue to incur increased operating expenses during 1999 and future periods, primarily as a result of the projected increase in the number of units in service on its one-way and advanced messaging networks in the United States and the continued expansion of coverage of the Advanced Messaging Network.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing and advertising costs, personnel costs associated with the direct sales and marketing staff, costs associated with customer support operations and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses increased 10% in 1998 as compared to 1997 and 1% in 1997 as compared to 1996. The increase in 1998 primarily reflects increased advertising expenses incurred in connection with the promotion of products and services on the Advanced Messaging Network, and costs associated with the expansion of customer support operations, such as customer service, operator dispatch and billing and collections, to service the increasing number of units in service on the Company's one-way and advanced messaging networks in the United States. As a percentage of revenues, selling, general and administrative expenses on a consolidated basis declined to 49% in 1998 as compared to 56% in 1997 and 65% in 1996.

  Selling, general and administrative expenses related to one-way messaging operations in the United States increased 6% in 1998 as compared to 1997 and decreased 3% in 1997 as compared to 1996. Selling, general and administrative expenses related to the advanced messaging operations increased 33% in 1998 as compared to 1997 and decreased 3% in 1997 as compared to 1996. International selling, general and administrative expenses decreased 14% in 1998 as compared to 1997 and increased 28% in 1997 as compared to 1996.

  The Company anticipates that selling, general and administrative expenses on a consolidated basis will continue to increase in 1999 and future periods as a result of the Company's plans to significantly expand its direct sales force in the United States and to continue to actively market and promote the products and services on its Advanced Messaging Network. In addition, the Company plans to open a second customer service and support center in the Dallas/Ft. Worth area in 1999.

  Depreciation and Amortization Expenses. Depreciation and amortization expenses on a consolidated basis decreased 1% in 1998 as compared to 1997 and decreased 10% in 1997 as compared to 1996. In the third quarter of 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (the "SOP"), effective as of January 1, 1998. The adoption of the SOP resulted in a one-time, non-cash charge of $58.1 million of previously capitalized start-up costs relating primarily to the development and construction of the Advanced Messaging Network. As a result of the adoption of the SOP, depreciation and amortization expenses were reduced by approximately $10.0 million in 1998. See "Cumulative Effect of Change in Accounting Principle" below. The decrease in depreciation and amortization expenses in 1997 is primarily due to a charge to depreciation expense recorded in 1996 of approximately $7.3 million, which represented a writedown of the book value of obsolete paging equipment to fair market value and an adjustment resulting from a physical pager inventory reconciliation. As a percentage of revenues, depreciation and amortization expenses on a consolidated basis were 17% in 1998 as compared to 22% in 1997 and 29% in 1996. Future depreciation and amortization expenses will be dependent on the extent to which the Company continues to pursue its strategy of encouraging customer-owned messaging devices.

  Impairment of Certain Long-Lived Assets. In 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121, where applicable, required that each long-lived asset be reviewed on an individual basis for recoverability of the carrying amount of such asset based on an estimate of the future cash flows to be generated by such asset. The amount of the impairment loss is the difference between the carrying amount of the impaired asset and the fair value of such asset. The Company adopted SFAS No. 121 for the year ended December 31, 1996.

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

  Operating Income (Loss). The Company reported consolidated operating income of $33.2 million in 1998 as compared to a consolidated operating loss of $34.9 million in 1997 and a consolidated operating loss of $130.9 million in 1996. One-way messaging operations recorded operating income of $90.0 million in 1998, $92.7 million in 1997 and $52.3 million in 1996. Advanced messaging operations, recorded an operating loss of $36.4 million in 1998, $102.9 million in 1997 and $119.1 million in 1996, and international operations recorded an operating loss of $14.9 million in 1998 as compared to $22.9 million in 1997 and $54.1 million in 1996. Future levels of operating income will be dependent on the performance of the Company's existing distribution channels, the successful implementation of new distribution channels and the market acceptance of new value-added services. In addition, the Company cannot predict the extent to which competitive advanced messaging services or other competitive telecommunication services will impact the Company's future operating results.

  Interest Expense and Interest Income. Interest expense increased 0.03% in 1998 as compared to 1997 and increased 22% in 1997 as compared to 1996. Interest expense during the three-year period ended December 31, 1998 includes interest on $265 million principal amount of 13.5% Senior Subordinated Discount Notes due 2002 (the "Senior Notes") issued in December 1994 and interest on borrowings under the Company's bank credit facility, which were $92.5 million as of December 31, 1998 as compared to $125.5 million as of December 31, 1997. The increase in interest expense in 1997 reflects interest accrued on $16 million principal amount of notes issued in connection with the acquisition of RadioMensaje which was completed in June 1997.

  See Note 5 of Notes to Consolidated Financial Statements regarding certain interest rate swaps involving the Company's Senior Notes which were completed in April 1998. These interest rate swaps did not affect the amount of interest expense reported by the Company in 1998 with respect to the Senior Notes.

  Interest expense in 1998, 1997 and 1996 was offset by interest income of $1.2 million, $4.0 million and $6.2 million, respectively. Interest income in 1997 and 1996 represented income generated by the investment of the net proceeds from the sale of the Senior Notes held in escrow for the payment of interest on the Senior Notes. The amount held in escrow was eliminated with the interest payment on the Senior Notes made on December 15, 1997.

  Provision for Income Taxes. SkyTel reported a net loss on a consolidated basis during each of the years ended December 31, 1998, 1997 and 1996 and, accordingly, no provision for federal income taxes has been made for such periods. See Note 1 of Notes to Consolidated Financial Statements for information regarding the Company's net operating loss carryforwards. The Company's provision for income taxes reflects state and local income taxes.

  Preferred Stock Dividends. The Company accrued an aggregate of approximately $8.4 million in each of the years ended December 31, 1998, 1997 and 1996 which represented cash dividends on its $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock"). In addition, the Company accrued approximately $2.1 million in 1998, $4.0 million in 1997 and $3.2 million in 1996 related to stock dividends accrued on the Company's 7.5% Cumulative Convertible Accruing Pay-in-Kind Preferred Stock (the "PIK Preferred Stock") issued in 1996. Dividends on the PIK Preferred Stock in 1998 represent dividends accrued through May 15, 1998, the date on which all shares of PIK Preferred Stock were converted by the holders thereof into 3.4 million shares of Common Stock of the Company. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock are not treated as an expense on the Company's consolidated statements of operations and, therefore, did not affect reported consolidated net income (loss), the amount of such dividends were taken into account for the purpose of determining consolidated net income (loss) per common share. See Note 7 of Notes to Consolidated Financial Statements.

  Equity in Income (Loss) from Investments. The Company generally records its share of the operating results of its international joint ventures in which it holds an equity interest of 20% to 50% using the equity method of accounting. The Company recorded equity income attributable to such international joint ventures of $2.2 million in 1998 as compared to an equity loss of $0.4 million in 1997 and an equity loss of $1.4 million in 1996. The equity income in 1998 includes $3.6 million of equity income attributable to the Company's Mexican joint venture which was offset by equity losses attributable to the Company's other Latin American joint ventures.

  Cumulative Effect of Change in Accounting Principle. In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The SOP, which is effective for fiscal years beginning after December 15, 1998, requires all companies to expense, on or before March 31, 1999, all start-up costs previously capitalized, and thereafter to expense all costs of start-up activities as incurred. The SOP broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. Prior to the issuance of the SOP, all companies had the option of capitalizing or expensing costs associated with start-up activities in accordance with generally accepted accounting principles. Early adoption of the SOP was encouraged by the AcSEC.

  The Company elected to adopt the SOP in the quarter ended September 30, 1998 and recorded a one-time, non-cash charge of $58.1 million, representing start-up costs primarily incurred in conjunction with the development and construction of the Company's Advanced Messaging Network. The adoption of the SOP was effective as of January 1, 1998 and was recorded as a cumulative effect of a change in accounting principle.

  Net Income (Loss). The Company reported a consolidated net loss of $80.6 million in 1998 as compared to a consolidated net loss of $88.9 million in 1997 and $171.8 million in 1996, but reported consolidated net income of $1.8 million for the fourth quarter of 1998. The consolidated net loss in 1998 included the one-time, non-cash charge of $58.1 million resulting from the adoption of the SOP. When combined with the effect of the dividends accrued on the $2.25 Preferred Stock and the PIK Preferred Stock, the Company reported a consolidated net loss per common share of $1.57 in 1998 as compared to consolidated net loss per common share of $1.87 in 1997 and $3.38 in 1996.

  The consolidated net loss in 1997 included a $2.2 million writedown of the Company's remaining investments in the Asia Pacific region and a $1.3 million writedown of certain non-operational investments in the Latin American region. The consolidated net loss in 1997 was offset by a gain of approximately $7.4 million from the sale of the Company's 19% equity interest in a Brazilian paging operation and a $1.4 million gain on the sale of the Company's shares of common stock of Wireless Access, Inc. which was acquired by Glenayre Technologies, Inc. ("Glenayre"). The consolidated net losses in 1997 and 1996 were offset by gains of approximately $1.3 million and $6.6 million, respectively, from the sale by the Company of shares of common stock of American Mobile Satellite Corp. The consolidated net loss in 1996 included the $38.8 million impairment loss and a net loss of approximately $4.2 million recorded on the sale of the Company's 29% equity interest in Mercury Paging Ltd. which operated in the United Kingdom.

  The Company's one-way messaging operations reported net income of $85.2 million in 1998 as compared to net income of $87.2 million in 1997 and net income of $48.3 million in 1996. The Company's advanced messaging operations reported a net loss of $133.0 million (which included $52.8 million of the non-cash charge resulting from the adoption of the SOP), $148.8 million and $158.2 million in 1998, 1997 and 1996, respectively. International operations reported a net loss of $23.8 million, $26.5 million and $65.0 million in 1998, 1997 and 1996, respectively.

 Quantitative and Qualitative Disclosure About Market Risk

  The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. SkyTel manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for speculative or trading purposes.

  Foreign Currency Exchange Rates. The Company is subject to exposure resulting from adverse trends in exchange rates relative to local foreign currencies. Management periodically reviews its exchange rate risks and may take certain actions to reduce such risks. The Company has not previously used derivative financial instruments to hedge its foreign currency exchange rate risks due, in part, to the lack of availability of appropriate hedging instruments in many of the countries in which the Company has investments.

  Interest Rates. The Company's policy is to manage interest rates through use of a combination of fixed and variable rate debt. To manage this risk, the Company has entered into certain interest rate swap agreements with respect to the Senior Notes. See "Sources of Funds -- Senior Notes."

  The table below provides information about the Company's risk exposure associated with changing interest rates. All items described in thousands of dollars.

                                      Long-term Debt
                        ------------------------------------------
                                   Average                Average
                                   Interest               Interest
  Expected Maturity     Fixed Rate   Rate   Variable Rate   Rate
  -----------------     ---------- -------- ------------- --------
1999                        1,500    8.00%          --        --
2000                        1,000    8.00%      42,500      7.40%
2001                        4,506    8.00%      50,000      7.40%
2002                      266,157   13.47%          --        --
2003                           --      --           --        --
                         --------   -----      -------      ----
Total                    $273,163   13.33%     $92,500      7.40%
                         ========   =====      =======      ====
Fair Value at 12/31/98   $308,688              $92,500
                         --------              -------

Liquidity and Capital Resources

  The Company has required substantial amounts of capital during the three-year period ended December 31, 1998 to fund capital expenditures and working capital requirements related to the expansion and operation of its one-way and advanced messaging systems in the United States and its one-way messaging systems in Latin America. The Company has funded its domestic capital requirements during the three years ended December 31, 1998 with the net proceeds from the sale of the Senior Notes and the PIK Preferred Stock, borrowings under SkyTel Corp.'s bank credit facility, net cash provided by operating activities and proceeds from the sale of certain non-strategic assets. The Company intends to fund its domestic capital requirements in 1999 and future periods from net cash provided by operating activities and, to the extent necessary, borrowings under SkyTel Corp.'s bank credit facility.

  Mtel Latam has funded its capital requirements for the three years ended December 31, 1998 primarily with the proceeds from the sale of equity securities, the proceeds from the sale of its 19% equity interest in Brazil which was completed in February 1997 and bank borrowings. The Company believes that Mtel Latam's existing sources of funds described below will be adequate to finance its capital requirements through the end of 1999. However, Mtel Latam will be required to seek additional debt or equity financing in order to repay the Latam Line of Credit (as defined below) and to fund its long-term capital requirements, and there can be no assurance that Mtel Latam will be able to complete any additional financings on terms acceptable to Mtel Latam, if at all. If Mtel Latam is unable to secure such additional financing, Mtel Latam would be required to seek an extension of the maturity date of the Latam Line of Credit, and would be required to reduce its funding to certain countries which could adversely affect Mtel Latam's results of operations and prospects in Latin America.

 Capital Requirements

  OneWay Messaging. SkyTel incurred capital expenditures of $18.4 million, $20.5 million and $67.5 million in 1998, 1997 and 1996, respectively, related to the oneway messaging system in the United States. Approximately $12.1 million, $12.2 million and $43.4 million of these capital expenditures in 1998, 1997 and 1996, respectively, related to the procurement of messaging devices for the Company's one-way subscriber base, and the balance was used to fund the purchase of infrastructure equipment for the continued expansion of coverage of the one-way messaging network. Pager procurement in 1996 included a substantial number of high-speed FLEX pagers which were exchanged for slower-speed POCSAG units then in service on the one-way messaging system in the United States to alleviate capacity constraints on the one-way system.

  As of December 31, 1998, the Company had no formal commitments for capital expenditures related to the one-way messaging network, but management anticipates that such capital expenditures in 1999 will be approximately $20.0 million to $30.0 million. A significant portion of these projected capital expenditures will be used for the procurement of one-way messaging devices, and projected capital requirements could vary based upon the net unit additions placed in service by the Company's direct sales force on the one-way messaging network.

  Advanced Messaging. The Company incurred capital expenditures for infrastructure equipment and messaging devices related to the Advanced Messaging Network of $35.2 million, $45.9 million and $46.0 million in the years ended December 31, 1998, 1997 and 1996, respectively. Approximately $20.0 million, $34.2 million and $8.4 million of these capital expenditures in 1998, 1997 and 1996, respectively, related to the purchase of advanced messaging devices. The balance of the capital expenditures in 1998 and 1997 was primarily used to purchase infrastructure equipment in connection with the expansion of coverage of the Advanced Messaging Network, and the balance of the capital expenditures in 1996 was primarily used to fund the Company's efforts to optimize and improve the performance and reliability of the Advanced Messaging Network.

  The Company anticipates that capital expenditures related to its Advanced Messaging Network in 1999 will total approximately $35.0 million to $45.0 million, a substantial portion of which will be used to fund the continued expansion of network coverage. The balance of such projected capital expenditures in 1999 will be used to procure advanced messaging devices. The amount of capital expenditures in 1999 will be dependent on the extent to which the Company continues to pursue its strategy of encouraging customer-owned advanced messaging devices.

  As of December 31, 1998, SkyTel had committed to purchase approximately $4.1 million of advanced messaging devices from Glenayre in 1999. As of December 31, 1998, SkyTel had also committed to purchase in 1999 approximately $9.8 million of advanced messaging devices and approximately $15.6 million of infrastructure equipment for the Advanced Messaging Network from Motorola. The commitments relating to the purchase of advanced messaging devices from Glenayre and Motorola will be reduced by purchases made by the Company's resellers.

  The Company has undertaken a strategy to encourage customer owned and maintained advanced messaging devices in order to reduce the amount of capital expenditures incurred by the Company. The Company currently requires customers to purchase certain advanced messaging devices which were introduced in 1998 and offers a twelve-month installment purchase option. In addition, in the third quarter of 1997, the Company entered into an arrangement with a third-party finance company to make financing available directly to customers under a lease-to-own pager program. Under the lease-to-own program, the finance company leases devices directly to the Company's customers and is paid a monthly rental fee by the customer for two years. The customer has the opportunity to purchase the device at the conclusion of the two-year period for an additional charge. The finance company has committed $10.0 million of funding for this program. Customer owned and maintained units in service on the Advanced Messaging Network increased to 57% in 1998 as compared to 45% in 1997.

  In the third and fourth quarters of 1997, the Company entered into operating lease agreements with Motorola pursuant to which the Company leased a total of 50,000 SkyWord Plus units having a value of $9.3 million. The monthly lease payments for these messaging units have been recorded as an operating expense in the Company's financial statements during the term of these agreements, and resulted in a decrease in the amount of capital expenditures during the second half of 1997 and 1998.

  International. Approximately $6.0 million, $10.1 million and $12.4 million was required in 1998, 1997 and 1996, respectively, to fund capital expenditures and working capital requirements related to the Company's operations in Argentina, Colombia, Puerto Rico, Uruguay, Costa Rica, Venezuela and Hong Kong (which was sold in July 1997) where the licenses are held by wholly-owned subsidiaries. The Company also provided capital of approximately $0.8 million, $2.4 million and $8.1 million in 1998, 1997 and 1996, respectively, to fund its proportionate share of capital required by the international joint ventures in which it holds a 50% or less equity interest. In addition, in June 1997, Mtel Latam acquired RadioMensaje for an aggregate purchase price (in U.S. Dollars) of $32.0 million, consisting of $16.0 million in cash and $16.0 million in debt securities.

  The Company estimates that it will require approximately $4.0 million to $5.0 million in 1999 to fund working capital requirements and capital expenditures of its Latin American subsidiaries and capital contributions to its joint ventures in Latin America. However, this amount may vary depending on the success of Mtel Latam's business strategy and the rate of its Latin American development efforts.

  In 1997, the Company began to divest its operations and investments in the Asia Pacific region in order to concentrate its international development efforts in Latin America. The Company completed the sale of its operations in Hong Kong and its equity interests in joint ventures that operated in China and the Philippines in 1997, and currently holds minority investments in joint ventures that operate in Indonesia and Malaysia. The Company did not require any material amounts of capital for its operations in the Asia Pacific region in 1998 and does not expect to require material amounts of capital for this purpose in the future.

 Sources of Funds

  The Company recorded net cash provided by operating activities of $93.8 million and $30.1 million for the years ended December 31, 1998 and 1997, respectively, and net cash used in operating activities of $47.6 million for the year ended December 31, 1996. The net cash provided from operating activities in 1998 and 1997 resulted primarily from the increase in the number of units in service on the Company's one-way and advanced messaging networks. In 1996, $33.0 million of the net cash used in operating activities reflected changes in certain working capital accounts, including accounts receivable and accounts payable.

  Cash flows used in investing activities totaled $64.6 million, $32.6 million and $54.3 million for the years ended December 31, 1998, 1997 and 1996, respectively, and primarily represent capital expenditures and working capital for the Company's domestic businesses. Cash flows used in investing activities in 1997 also included the cash portion of the purchase price (US$16.0 million) paid by Mtel Latam for RadioMensaje in Argentina. Cash flows used in investing activities were offset in 1997 and 1996 by proceeds from asset dispositions.

  Cash flows from financing activities for the years ended December 31, 1998 and 1997 reflected net cash used in financing activities of $32.1 million and $3.4 million, respectively. Net cash used in financing activities in 1998 and 1997 reflected the repayment of $33.6 million and $11.3 million of long-term debt, respectively, and the payment of cash dividends on the $2.25 Preferred Stock. For the year ended December 31, 1996, the Company reported $118.0 million of net cash provided by financing activities, which reflected $70.0 million of borrowings under the SkyTel Corp. bank credit facility and $55.9 million of net proceeds from the sale of the PIK Preferred Stock.

  Set forth below is a description of other major sources of capital available to the Company during the three years ended December 31, 1998, as well as sources of capital expected to be available to the Company in the future. The following summary does not purport to be complete and is qualified in its entirety by reference to the various agreements and documents which have been filed or incorporated by reference in filings with the SEC.

  Bank Credit Facility. In December 1995, SkyTel Corp., a wholly-owned subsidiary of the Company, established a $250.0 million secured revolving credit facility with a syndicate of financial institutions led by Chase Manhattan Bank, as administrative agent; Credit Lyonnais New York Branch, as documentation agent; and J.P. Morgan Securities, Inc., as co-syndication agent. As part of the bank credit facility, SkyTel Corp. is also provided with access to letters of credit from Credit Lyonnais New York Branch in an amount not to exceed $20.0 million. The Company may incur borrowings under the credit facility until the maturity date of December 31, 2001, and such borrowings may be used for capital expenditures, working capital and other general corporate purposes. During 1998, the Company repaid $33.0 million of borrowings outstanding under the bank credit facility, and had borrowings outstanding under the bank credit facility as of December 31, 1998 in the amount of $92.5 million. In addition, letters of credit in the amount of $4.2 million had been issued under the bank credit facility as of December 31, 1998, and the borrowing availability has been reduced by a corresponding amount. The Company's borrowing availability under the bank credit facility, as amended, was $78.3 million as of December 31, 1998.

  The $250.0 million total commitment to SkyTel Corp. under the bank credit facility reduces quarterly commencing on March 31, 1999. The quarterly reductions in the commitment are $22.5 million in each quarter in 1999, $27.5 million in each quarter in 2000 and $12.5 million in each quarter in 2001. If on the date of any such reduction in the commitment, outstanding borrowings exceed the commitment amount (as so reduced), SkyTel Corp. is obligated to repay the amount of such excess. The bank credit facility also provides that the commitment will be reduced by 75% of excess cash flow and 100% of the amount of net proceeds from the issuance of equity securities by SkyTel, 100% of the amount of net proceeds from the sale or other disposition of any asset not in the ordinary course of business, and 100% of the amount of net proceeds from the issuance by SkyTel of any subordinated debt, but only to the extent that the cumulative amount of such net proceeds exceeds $90.0 million.

  Borrowings under the bank credit facility are guaranteed by the Company and its subsidiaries that are incorporated in, or operate within, the United States. Indebtedness under the bank credit facility is secured by a first priority lien on, and security interest in, substantially all of the assets of the Company, SkyTel Corp. and the subsidiary guarantors, including pledges of capital stock and notes evidencing intercompany indebtedness. The loan agreement relating to the bank credit facility, as amended, contains certain covenants, including covenants limiting the incurrence of additional indebtedness and restricting the payment of cash dividends by both SkyTel Corp. and the Company; requires SkyTel Corp. and the Company to comply with various financial ratios and to achieve certain operating results during the term of the bank credit facility; and contains customary cross default provisions. In addition, the loan agreement, as amended, provides that on or after December 30, 1999, if the terms of the indenture relating to the Senior Notes provide that SkyTel Corp. is no longer permitted to incur indebtedness under the bank credit facility, and so long as the Company complies with certain conditions, the obligations of SkyTel Corp. under the bank credit facility shall be assumed by the Company and SkyTel Corp. and each of the subsidiary guarantors shall be released from their obligations under the bank loan agreement.

  PIK Preferred Stock. In April and May of 1996, the Company completed the sale of 57,500 shares of the PIK Preferred Stock for an aggregate purchase price of $57.5 million. The net proceeds from the sale of the PIK Preferred Stock have been used by the Company for general corporate purposes including the continued development and optimization of the Advanced Messaging Network. Dividends accrued on the PIK Preferred Stock at an annual rate of 7.5% (or $75 per share of PIK Preferred Stock) and were payable in the form of additional shares of PIK Preferred Stock. Each share of PIK Preferred Stock was convertible into shares of Common Stock of the Company at conversion prices ranging from $17.90 to $18.19 per share.

  In May 1998, the Company made an offer to the holders of its PIK Preferred Stock in order to encourage the voluntary conversion of the PIK Preferred Stock into Common Stock of the Company. The Company agreed to reduce the conversion price of the PIK Preferred Stock by 0.81% for any holder who converted shares of PIK Preferred Stock into Common Stock of the Company on or before May 15, 1998. The holders of the PIK Preferred Stock converted all the outstanding shares of PIK Preferred Stock, together with all shares of PIK Preferred Stock accrued as dividends as of the date of conversion, into an aggregate of 3.4 million shares of Common Stock of the Company. As a result of the conversion, the Company is no longer required to accrue dividends on the PIK Preferred Stock. See Note 7 of Notes to Consolidated Financial Statements.

  Senior Notes. In December 1994, SkyTel issued $265.0 million principal amount of 13.5% Senior Subordinated Discount Notes due December 15, 2002 in an underwritten public offering. The net proceeds received by SkyTel from the sale of the Senior Notes, after deducting the underwriting discount and expenses of the offering, were $255.7 million. The net proceeds, after making a deposit of $93.6 million to purchase a portfolio of U.S. government securities to provide for the payment of interest on the Senior Notes through

December 15, 1997, were used by the Company for capital expenditures, development costs and initial working capital requirements related to the Advanced Messaging Network.

  Interest on the Senior Notes is payable semi-annually, in cash, on June 15 and December 15 of each year. The indenture relating to the Senior Notes, as amended, contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur certain additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, make certain other restricted payments, create certain liens, engage in any business other than the telecommunications business, enter into certain transactions with affiliates, sell assets, issue or sell equity interests, or enter into certain mergers or consolidations. The indenture also contains customary cross default provisions.

  Under the amended terms of the indenture, the Company has the ability to incur additional senior debt, subject to the terms of its existing bank credit facility, as amended, to meet the Company's anticipated financial needs. The amount of senior debt that may be incurred under the covenants in the indenture is based, in part, on the number of messaging units placed in service since September 30, 1994 multiplied by an established dollar amount per unit. The amount per unit was established at $125 per unit through December 31, 1997, reducing to $100 per unit through December 31, 1998 and to $75 per unit thereafter. See Note 5 of Notes to Consolidated Financial Statements for additional information relating to the terms of the Senior Notes.

  In April 1998, the Company entered into certain interest rate swap agreements with respect to the Senior Notes. These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements have varying maturities but in no instance exceed the maturity date of the Senior Notes. The interest rate swap agreements establish an effective interest rate of 10.75% on the Senior Notes through December 15, 2000. During the period from December 15, 2000 to December 15, 2002, the Company will be required to make payments to the swap counterparty in an amount equal to 12.07% multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%. During this period, the Company will receive an amount equal to the three-month London Interbank Offered Rate ("LIBOR") plus 1% (6.07% as of December 31, 1998) multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%. The Company is continuing to record an amount equal to 13.5% of the principal amount of the Senior Notes as interest expense in its consolidated statements of operations.

  International. In September 1996, the Company completed the sale of a 20% equity interest in Mtel Latam for an aggregate purchase price of $35.0 million, of which approximately $10.2 million was paid to the Company as reimbursement for amounts invested in the Latin American operations during 1996. The remainder of the net proceeds from such sale was used to fund capital expenditures, working capital requirements and additional development efforts in the Latin American region. In connection with the sale of the equity interest in Mtel Latam, the Company designated Mtel Latam as an "unrestricted subsidiary" for purposes of the Company's bank credit agreement and the indenture relating to the Senior Notes. As a result of this designation, Mtel Latam is required to finance its operations and development efforts independent of the Company.

  In January 1999, Mtel Latam completed the sale of 10,000 shares of Cumulative Accruing Pay-In-Kind Preferred Stock ("Latam Preferred Stock") for a total purchase price of $10,000,000. The Latam Preferred Stock accrues dividends, which are payable in the form of additional shares of Latam Preferred Stock, at an annual compounded rate of 25% or $250 per share the first year, 30% or $300 per share the second year and 35% or $350 per share the third year and will accrue quarterly. The Latam Preferred Stock ranks senior to the common stock of Mtel Latam with respect to dividend rights and rights upon liquidation. The Latam Preferred Stock is redeemable, in whole or in part, at the option of Mtel Latam, at any time after the first anniversary of the issuance date, at a redemption price of $1,010 for each share to be redeemed, plus an amount equal to all accrued but unpaid dividends. The holder of the Latam Preferred Stock may require Mtel Latam to redeem the Latam Preferred Stock upon the occurrence of certain events, including the merger or consolidation of Mtel Latam, the completion of an initial public offering by Mtel Latam or the occurrence of a change of control of Mtel Latam. In addition, Mtel Latam may not incur aggregate indebtedness for borrowed money in excess of $20 million so long as the Latam Preferred Stock remains outstanding.

  Mtel Latam maintains a secured revolving line of credit with Credit Lyonnais New York Branch (the "Latam Line of Credit"). Under the Latam Line of Credit, as amended, Mtel Latam may borrow up to $20.0 million to fund capital expenditures and working capital requirements (other than acquisitions). Borrowings under the Latam Line of Credit bear interest at the "alternate base rate" or LIBOR (as such terms are defined in the agreement relating to the Latam Line of Credit, as amended) and are secured by the capital stock of Mtel Latam's subsidiaries in Argentina, Colombia and Venezuela and its equity interest in the Mexican joint venture. Borrowings under the Latam Line of Credit are evidenced by a demand note and mature on December 31, 1999 or earlier at the discretion of Credit Lyonnais New York Branch. As of December 31, 1998, Mtel Latam had borrowings of $20.0 million outstanding under the Latam Line of Credit at an average interest rate of 11.2%, which were used to fund capital expenditures and working capital requirements in 1998 and to repay $8.0 million principal amount of debt securities issued in connection with the acquisition of RadioMensaje that matured in June 1998. Approximately $6.5 million of the net proceeds from the sale of the Latam Preferred Stock in January 1999 was used to repay a portion of the indebtedness outstanding under the Latam Line of Credit.

  Disposition of NonStrategic Assets. The Company continually reviews its strategic business objectives with respect to its businesses and investments and may consider from time to time, subject to restrictions imposed under the SkyTel Corp. bank credit facility and the indenture relating to the Senior Notes, the disposition of certain assets. The Company completed the disposition of various domestic and international assets which resulted in gross proceeds to the Company of $10.4 million in 1997 and $35.3 million in 1996.

Year 2000 Readiness

  Overview. It is difficult to pick up a business publication today that does not discuss the implications of the Year 2000 ("Y2K"). The Y2K issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two-digit rather than four-digit date fields to designate an applicable year. As a result, the systems and applications utilized by certain companies may not properly recognize the Year 2000, or certain dates prior or subsequent thereto, or process data which includes a reference to the Year 2000, potentially causing data miscalculations or inaccuracies, or operational malfunctions or failures.

  Since late 1997, the Company has devoted significant efforts to address Y2K issues. The Company has developed a comprehensive, company-wide plan to identify, evaluate and remediate Y2K issues (the "Y2K Project Plan") and has established a Y2K Project Office to coordinate the implementation of the Company's Y2K Project Plan. The Company has also established a cross-functional steering committee, which is comprised of management personnel from key departments in the Company, that is responsible for oversight of Y2K readiness activities. The Y2K Project Office and steering committee report to the Company's Senior Vice President-Finance and Chief Financial Officer. The Company has retained a third-party consulting firm to assist the Company in evaluating the methodology contained in, and the completeness of, the Y2K Project Plan.

  The Company's Y2K Project Plan is focused on those areas which are critical to maintaining uninterrupted service to the Company's customers and includes network systems, applications and infrastructure for the provision of one-way and advanced messaging services and business information systems and applications. In addition, the Y2K Project Plan includes a review of the Y2K readiness of the Company's vendors, resellers, suppliers and other third parties who have material relationships with the Company and its subsidiaries (collectively, "External Parties"). The major phases of the Company's Y2K Project Plan with respect to each of these categories include an inventory of all hardware and software components with possible date implications, an assessment of the Y2K readiness of all inventory items, the remediation of all Y2K issues which have been identified in the assessment phase, and validation-testing and certification as to Y2K readiness of any items requiring remediation. A consulting firm has been retained by the Company to independently validate the Y2K testing procedures utilized by the Company and to conduct an independent review of the Company's Y2K readiness in certain mission-critical areas.

  Status. The Company's Y2K Project Plan with respect to its network operations in the United States includes hardware and software components of the one-way and advanced messaging network operation centers, transmitters, receivers and other equipment comprising the radio frequency ("RF") infrastructure of the

Company's messaging networks which are located at more than 4,400 sites throughout the United States, and one-way and advanced messaging subscriber devices. The Company has completed the inventory and assessment phases and has completed approximately 98% of the remediation and validation-testing/certification phases for the mission-critical hardware and software components of the Company's one-way and advanced messaging network operation centers. The Company intends to continue to conduct periodic Y2K testing of its network operation centers during the remainder of 1999.

  The Company has substantially completed the inventory and assessment phases and is approximately 80% complete with the remediation phase of its Y2K Project Plan that relates to the information technology portion of its RF infrastructure. The Company has completed internal testing of those RF infrastructure components which it has identified to date as requiring remediation and has scheduled final testing of all RF infrastructure components in conjunction with the manufacturers of its infrastructure equipment in the second quarter of 1999. In addition, the Company is working with the manufacturers of its RF infrastructure equipment to develop additional testing procedures to ensure the synchronization of certain mission-critical infrastructure components with the network operation centers. The Company expects that these additional testing procedures will also be completed in the second quarter of 1999.

  The Company has been working with the manufacturers of one-way and advanced messaging subscriber devices in order to confirm the Y2K readiness of such devices. Based upon validation-testing conducted directly by the Company as well as testing conducted in conjunction with the device manufacturers, the Company has confirmed that all subscriber devices utilized on its networks are Y2K compliant in all material respects, with the exception of approximately 100,000 older models of subscriber devices currently in use on the Company's networks. Certain of these models will require manual reordering of message files on January 1, 2000 and others will require manual resetting of the calendar function on March 1, 2000, but the ability of these devices to receive messages transmitted through the Company's network will not be impacted. The Company has included information regarding the date issues involving such models of subscriber devices on the SkyTel Y2K Web site.

  The Company's Y2K Project Plan for its business information systems and applications involves all hardware and software components which relate to major internal business and administrative functions, such as customer service, billing, inventory, and credit and collections. In early 1998, the Company retained a software engineering consulting firm to assist the Company in the assessment and remediation phases related to the Company's business information systems, software and applications. The Company has completed the inventory phase, and estimates that over 90% of the assessment phase and over 70% of the remediation phase of its mission-critical hardware and software comprising its business systems has been completed. The Company estimates that it has completed over 30% of the validation-testing/certification phase for its business information systems and applications and expects this phase to be completed on or before June 30, 1999. The remediation effort relating to certain of the Company's business systems involves the decommissioning of certain hardware and software and the installation of new hardware and software which has been certified as Y2K compliant. A significant portion of the remaining remediation and validation-testing/certification phases of the Y2K Project Plan related to the Company's business information systems and applications will be completed when such new hardware and software is installed in the second quarter of 1999.

  The Company has completed the inventory and assessment phases of the Y2K Project Plan with respect to the operations conducted by its subsidiaries in Latin America. Since the Company licenses its one-way messaging network operations software to such subsidiaries and the one-way messaging networks in Latin America generally use equipment, including subscriber devices, and software of the type utilized by the Company's one-way messaging network in the United States, the Company intends to apply the experience obtained in remediating and testing its domestic one-way network operations center, RF infrastructure and subscriber devices in Latin America. As a result, the schedule for the remediation and validation-testing/certification phases of the Y2K Project Plan related to the Latin American operations was structured to take advantage of the Company's domestic experience. The Company estimates that Mtel Latam has completed approximately 50% of the remediation phase and has completed approximately 30% of the validation-testing/certification phase for the mission-critical components of the network operation centers, RF infrastructure and subscriber devices of its Latin American subsidiaries. The Company expects to substantially complete such phases on or before June 30, 1999.

  The Company participated with a third-party vendor in the development of the business information software which is used by the Company's Latin American subsidiaries. The Company has completed the inventory and assessment phases and estimates that it has completed approximately 70% of the remediation and validation-testing/certification phases with respect to the business systems and applications used by its Latin American operations. Mtel Latam expects to complete these phases on or before June 30, 1999.

  Mtel Latam has minority investments in joint ventures in certain countries in Latin America which interconnect with the Company's international network. Although Mtel Latam does not control or designate the management of these joint ventures, Mtel Latam is assisting the management teams of these joint ventures in their Y2K readiness efforts and is encouraging such management teams to adopt a methodology similar to the Y2K Plan adopted by the Company. These joint ventures also license the Company's one-way messaging network operations software and use equipment similar to that used by the Company's subsidiaries in Latin America, and processes utilized by Mtel Latam in completing the Y2K Project Plan for its Latin American subsidiaries will be made available to these joint ventures.

  External Parties. The Company is working directly with various mission-critical External Parties such as its major equipment vendors, telecommunications service providers, local radio common carriers and resellers to assess and certify Y2K readiness, and has conducted or intends to conduct testing procedures with certain of these External Parties in order to confirm Y2K readiness. In addition, the Company has identified and prioritized other External Parties that provide equipment and services to the Company for purposes of assessing their Y2K readiness and has forwarded inquiries to more than 5,000 other External Parties in order to obtain reasonable assurance of their Y2K readiness. The Company intends to assess all the responses it receives from External Parties to evaluate Y2K readiness and to forward follow-up communications when appropriate. The Company is also using the Internet as a resource for determining the Y2K readiness of External Parties. The Company is scheduled to complete its evaluation of the Y2K readiness of External Parties by mid-year 1999, although this will be dependent on the efforts of the External Parties. The Company also plans to further communicate with certain External Parties during the second half of 1999 for purposes of additional follow-up reviews, as appropriate.

  Contingency Plans. Contingency planning to maintain and restore service in the event of natural disasters or technical problems has been part of the Company's standard operating procedures, and the Company intends to leverage this experience in the development of contingency plans related to the Company's Y2K readiness. The Company has also retained a nationally recognized contingency planning consulting firm to perform a business risk assessment and impact analysis and to assist the Company in preparing a contingency plan for its critical business functions and processes. The contingency plan will include: (i) a business impact analysis designed to identify and quantify the potential impact on the Company in the event of an interruption of normal business operations; (ii) an incident management plan to be used by senior management and support personnel when responding to incidents that might interrupt or impact the Company's ability to maintain normal business operations; and (iii) business resumption plans and procedures to address interruptions or failures of the Company's essential functions and services, such as network operations and infrastructure, business systems and applications or those provided by mission-critical External Parties. The Company expects to complete and finalize its contingency plan by June 30, 1999.

  Costs. The Company's estimate of the total cost of its Y2K readiness efforts, based on amounts expended or committed to date, plus estimated amounts of additional remediation costs, is approximately $5.0 million to $10.0 million, of which approximately $2.0 million has been incurred through December 31, 1998. The estimated Y2K costs have not been independently verified and may vary in the event of unforeseen Y2K remediation costs or costs related to the implementation of the Company's contingency plans which have not yet been completed. Certain costs budgeted for the procurement of upgrades or replacements of the Company's network and business information systems have not been included in this amount since these upgrades or replacements were being made by the Company independent of Y2K readiness. In addition, the estimated Y2K costs do not include the Company's internal costs, such as compensation and benefits of employees delegated Y2K responsibilities, since such costs are not internally allocated by the Company. The Company expects to fund its Y2K compliance efforts with cash flows from operations.

  The failure by the Company or certain External Parties to achieve Y2K readiness with respect to any mission-critical aspect of the Company's business could result in an interruption in, or a failure of, certain normal operations or business activities of the Company. Such failures could materially and adversely affect the Company's results of operations, financial condition or liquidity. For example, the Company's networks are interconnected with, or dependent upon, systems operated by third parties, including telecommunications service providers and public utilities, and the ability of the Company's networks to operate is dependent on these External Parties. Since External Parties are responsible for addressing their own Y2K readiness, the Company is unable to determine at this time whether any Y2K-related interruptions or failures will occur or the extent to which any such interruptions or failures might have a material impact on the Company's results of operations, financial condition or liquidity. The Company's Y2K Project Plan is expected to reduce the level of uncertainty regarding the Company's Y2K readiness and the Y2K readiness of External Parties. The Company believes that, as the Y2K Project Plan described above progresses, the possibility of significant interruptions or failures of the Company's operations as a result of Y2K issues should be substantially reduced.

  Certain information regarding the Company's Y2K readiness activities constitutes forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon certain assumptions, and there can be no assurance that the Company's expectations will be achieved, that there will not be delays or increased costs associated with the Company's Y2K readiness activities or that the Company will be successful in remediating all Y2K issues. Factors that could impact the success of the Company's Y2K Project Plan include the availability of personnel trained in specified technical areas involved in the Company's businesses, the ability to locate and correct all relevant software code in its network and business systems that could be affected by the Year 2000 and the successful remediation of Y2K issues by mission-critical External Parties such as telecommunications service providers or energy companies.

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which applies to all entities, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 1999. SkyTel intends to comply with this statement and has not yet determined the impact of SFAS No. 133 on its consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Consolidated Financial Statements--
 Balance Sheets--December 31, 1997 and 1998............................... F-3
 Statements of Operations for the three years ended December 31, 1998..... F-4
 Statements of Comprehensive Income for the three years ended December 31,
  1998.................................................................... F-5
 Statements of Changes in Stockholders' Investment for the three years ended December 31, 1998................................................. F-6
 Statements of Cash Flows for the three years ended December 31, 1998..... F-7
 Notes to Consolidated Financial Statements............................... F-8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

  With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement relating to the 1999 Annual Meeting of Stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

  (a)1. Financial Statements. See Index to Consolidated Financial Statements on Page F-1 hereof.

    2. Financial Statement Schedules of the Company.

       II Valuation and Qualifying Accounts............................... FA-2
       Report of Independent Public Accountants on Financial Statement
        Schedule of the Company........................................... FA-3

  Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

    3. Exhibits required by Item 601 of Regulation S-K.

  The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parentheses. There may be omitted from the exhibits filed with this Annual Report certain promissory notes, conditional sales contracts and other instruments and agreements with respect to long-term debt of the Company, none of which authorizes securities in a total amount that exceeds 10% of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to file with the SEC copies of all such omitted promissory notes, conditional sales contracts and other instruments and agreements as the Commission requests.

 Exhibit                                                             Sequential
   No.                          Description                           Page No.
 -------                        -----------                          ----------
  3.1    Restated Certificate of Incorporation of the Company
          (Exhibit 3.3 to the Registration Statement on Form 10
          filed on November 18, 1988 and effective on December 29,
          1988)...................................................     I/B/R

  3.2    Certificate of Amendment of Restated Certificate of
          Incorporation of the Company filed May 30, 1996 with the
          Secretary of State of the State of Delaware (Exhibit
          4.20 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1996)...........................     I/B/R

  3.3    Certificate of Amendment of the Restated Certificate of
          Incorporation of the Company filed May 22, 1998 with the
          Secretary of State of the State of Delaware (Exhibit 3.1
          to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1998)............................     I/B/R

  3.4    Bylaws of the Company, as amended (Exhibit 3.4 to the
          Registration Statement on Form 10 of the Company filed
          on November 18, 1988 and effective on December 29,
          1988)...................................................     I/B/R

  4.1    Certificate of Designations of Series C Junior
          Participating Preferred Stock of the Company (Exhibit 3
          to the Registration Statement on Form 8-A of the Company
          filed on August 3, 1989)................................     I/B/R

  4.2    Rights Agreement dated as of July 26, 1989 between the
          Company and NCNB Texas National Bank (Exhibit 2 to the
          Registration Statement on Form 8-A of the Company filed
          on August 3, 1989)......................................     I/B/R

  4.3    Form of Right Certificate of the Company (Exhibit 1 to
          the Registration Statement on Form 8-A of the Company
          filed on August 3, 1989)................................     I/B/R

  4.4    Indenture dated as of May 28, 1992 between the Company
          and NationsBank of Texas, N.A., as Trustee, relating to
          the Company's 6.75 % Convertible Subordinated Debentures
          Due May 15, 2002, including as an exhibit thereto the
          form of Debenture (Exhibits 4.3 and 28 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1992).....................................     I/B/R


 Exhibit                                                             Sequential
   No.                          Description                           Page No.
 -------                        -----------                          ----------
  4.5    Form of Indenture between the Company and Texas Commerce
          Bank National Association, as Trustee, relating to the
          13.5% Senior Notes due 2002, including as an exhibit
          thereto the form of the Note (Exhibit 4.8 to the
          Company's Registration Statement on Form S-3 filed on
          November 10, 1994 and effective on December 21, 1994)...     I/B/R

  4.6    Certificate of Designations of the $2.25 Cumulative
          Convertible Exchangeable Preferred Stock of the Company
          (Exhibit 4.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1993)..........     I/B/R

  4.7    Credit, Security, Guaranty and Pledge Agreement dated as
          of December 21, 1995 by and among the Company, the
          lenders referred to therein, Chemical Bank, Credit
          Lyonnais New York Branch and J.P. Morgan Securities,
          Inc. (Exhibit 4.7 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1995)..............     I/B/R

  4.8    Contribution Agreement of the Company dated as of
          December 21, 1995 entered into in Connection with the
          Credit, Security, Guaranty and Pledge Agreement dated as
          of December 21, 1995 by and among the Company, the
          lenders referred to therein, Chemical Bank, Credit
          Lyonnais New York Branch and J.P. Morgan Securities,
          Inc. (Exhibit 4.8 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1995)..............     I/B/R

  4.9    Patent and Security Agreement of the Company dated as of
          December 21, 1995 entered into in connection with the
          Credit, Security, Guaranty and Pledge Agreement dated as
          of December 21, 1995 by and among the Company, the
          lenders referred to therein, Chemical Bank, Credit
          Lyonnais New York Branch and J.P. Morgan Securities,
          Inc. (Exhibit 4.9 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1995)..............     I/B/R

  4.10   Trademark Security Agreement of the Company dated as of
          December 21, 1995 entered into in connection with the
          Credit, Security, Guaranty and Pledge Agreement dated as
          of December 21, 1995 by and among the Company, the
          lenders referred to therein, Chemical Bank, Credit
          Lyonnais New York Branch and J.P. Morgan Securities,
          Inc. (Exhibit 4.10 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1995).........     I/B/R

  4.11   Copyright Security Agreement of the Company dated as of
          December 21, 1995 entered into in connection with the
          Credit, Security, Guaranty and Pledge Agreement dated as
          of December 21, 1995 by and among the Company, the
          lenders referred to therein, Chemical Bank, Credit
          Lyonnais New York Branch and J.P. Morgan Securities,
          Inc. (Exhibit 4.11 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1995).........     I/B/R

  4.12   Subordination Agreement dated as of December 21, 1995 by
          and among the Company and Chemical Bank (Exhibit 4.12 to
          the Company's Annual Report on Form 10-K for the year
          ended December 31, 1995)................................     I/B/R

  4.13   Amendment No. 1 dated as of March 27, 1996 to the Credit,
          Security, Guaranty and Pledge Agreement dated as of
          December 21, 1995 by and among the Company, the lenders
          referred to therein, Chemical Bank, Credit Lyonnais New
          York Branch and J.P. Morgan Securities, Inc. (Exhibit
          4.13 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1995)...........................     I/B/R

  4.14   Supplemental Indenture dated as of July 18, 1996 between
          the Company and Texas Commerce Bank National
          Association, as Trustee, relating to the 13.5% Senior
          Notes due 2002 (Exhibit 4.2 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30,
          1996)...................................................     I/B/R


 Exhibit                                                             Sequential
   No.                          Description                           Page No.
 -------                        -----------                          ----------
  4.15   Amendment No. 2 dated as of August 23, 1996 to the
          Credit, Security, Guaranty and Pledge Agreement dated as
          of December 21, 1995, as amended, by and among the
          Company, the lenders referred to therein, Chase
          Manhattan Bank, Credit Lyonnais New York Branch and J.P.
          Morgan Securities, Inc. (Exhibit 4.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1996).....................................     I/B/R

  4.16   Amendment No. 3 dated as of March 26, 1997 to the Credit,
          Security, Guaranty and Pledge Agreement dated as of
          December 21, 1995, as amended, by and among the Company,
          the lenders referred to therein, Chase Manhattan Bank,
          Credit Lyonnais New York Branch and J. P. Morgan
          Securities, Inc. (Exhibit 4.19 to the Company's Annual
          Report on Form 10-K for the year ended December 31,
          1996)...................................................     I/B/R

  4.17   Amendment No. 4 dated as of October 8, 1997 to the
          Credit, Security, Guaranty and Pledge Agreement dated as
          of December 21, 1995, as amended, by and among the
          Company, the lenders referred to therein, Chase
          Manhattan Bank, Credit Lyonnais New York Branch and J.P.
          Morgan Securities, Inc. (Exhibit 4.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June
          30, 1997)...............................................     I/B/R

  4.18   Amendment No. 5 dated as of October 20, 1998 to the
          Credit, Security, Guaranty and Pledge Agreement dated as
          of December 21, 1995, as amended, by and among the
          Company, the lenders referred to therein, Chase
          Manhattan Bank, Credit Lyonnais New York Branch and J.P.
          Morgan Securities, Inc. ................................

  4.19   Specimen Stock Certificate of the Company (filed as
          Exhibit 4.27 to the Registration Statement of the
          Company of Form S-8 filed on May 28, 1998)..............     I/B/R

 10.1*   Employment Agreement dated November 19, 1988 between the
          Company and John N. Palmer (Exhibit 10.9 to the
          Registration Statement on Form 10 of the Company filed
          on November 18, 1988 and effective on December 29,
          1988)...................................................     I/B/R

 10.2*   Employment Agreement dated November 19, 1988 between the
          Company and Jai P. Bhagat (Exhibit 10.12 to the
          Registration Statement on Form 10 of the Company filed
          on November 18, 1988 and effective on December 29,
          1988)...................................................     I/B/R

 10.3*   Form of Indemnification Agreement (Exhibit 10.16 to the
          Registration Statement on Form 10 of the Company filed
          on November 18, 1988 and effective on December 29,
          1988)...................................................     I/B/R

 10.4*   1988 Executive Incentive Plan, as amended, of the Company
          including as exhibits thereto the forms of non-qualified
          and incentive stock option agreements (Exhibit 10.18 to
          the Registration Statement on Form 10 of the Company
          filed on November 18, 1988 and effective on December 29,
          1988)...................................................     I/B/R

 10.5*   Form of Non-Qualified Stock Option Agreement for non-
          officer directors of the Company (Exhibit 10.19 to the
          Registration Statement on Form 10 of the Company filed
          on November 18, 1988 and effective on December 29,
          1988)...................................................     I/B/R

 10.6*   1990 Executive Incentive Plan of the Company including as
          an exhibit thereto the form of non-qualified stock
          option agreement (Exhibit 10.16 to the Company's Annual
          Report on Form 10-K for the year ended December 31,
          1990)...................................................     I/B/R

 10.7    Joint Venture Agreement dated as of April 11, 1991 by and
          between Mtel International, Inc. and Radio Telefonia
          Movil Metropolitana, S.A. de C.V. (Exhibit 10.27 to the
          Company's Annual Report on Form 10-K for the year ended
          December 31, 1991)......................................     I/B/R


 Exhibit                                                             Sequential
   No.                          Description                           Page No.
 -------                        -----------                          ----------
 10.8*   Employment Agreement dated as of December 14, 1992
          between the Company and John E. Welsh III (Exhibit 10.28
          to the Company's Annual Report on Form 10-K for the year
          ended December 31, 1992)................................     I/B/R

 10.9*   Short-Term Management Incentive Plan (Exhibit 10.30 to
          the Company's Annual Report on Form 10-K for the year
          ended December 31, 1992)................................     I/B/R

 10.10*  Long-Term Management Incentive Plan (Exhibit 10.31 to the
          Company's Annual Report on Form 10-K for the year ended
          December 31, 1992)......................................     I/B/R

 10.11   Form of Stockholders Agreement among the Company, SkyTel
          and Sky Acquisition Corp. (Exhibit 10.37 to the
          Company's Registration Statement on Form S-4 filed on
          October 26, 1994 and effective on December 14, 1994)....     I/B/R

 10.12*  Employment Agreement dated June 1, 1994 between the
          Company and Calvin C. LaRoche (Exhibit 10.32 to the
          Company's Annual Report on Form 10-K for the year ended
          December 31, 1994)......................................     I/B/R

 10.13   MCI Special Customer Arrangement between the Company and
          MCI Telecommunications Corporation dated as of August
          22, 1994 (Exhibit 10.33 to the Company's Annual Report
          on Form 10-K for the year ended December 31, 1994)......     I/B/R

 10.14   First Amendment to MCI Special Customer Arrangement
          between the Company and MCI Telecommunications
          Corporation dated as of January 9, 1995 (Exhibit 10.34
          to the Company's Annual Report on Form 10-K for the year
          ended December 31, 1994)................................     I/B/R

 10.15*  Amended 1990 Executive Plan of the Company (Exhibit 10.1
          to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1995)............................     I/B/R

 10.16   Lease Agreement dated June 14, 1995 by and between
          Security Centre, Inc. and the Company (Exhibit 10.30 to
          the Company's Annual Report on Form 10-K for the year
          ended December 31, 1995)................................     I/B/R

 10.17   Stockholder Agreement dated as of September 15, 1995 by
          and between the Company and Microsoft Corporation
          (Exhibit 10.32 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1995)..............     I/B/R

 10.18   Stockholder Agreement dated as of March 29, 1996 by and
          between the Company and Microsoft Corporation (Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q for
          the quarter ended March 31, 1996).......................     I/B/R

 10.19   Contribution, Registration Rights and Standstill
          Agreement dated as of September 19, 1996 by and among
          the Company, Newbridge Latin America, L.P. and TPG
          Partners, L.P. (Exhibit 10.2 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30,
          1996)...................................................     I/B/R

 10.20   Stockholders and Exchange Rights Agreement dated as of
          September 19, 1996 by and among Mtel Latin America,
          Inc., Mtel International, Inc. and Newbridge Latin
          America, L.P. (Exhibit 10.3 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30,
          1996)...................................................     I/B/R

 10.21*  Employment Agreement dated as of August 1, 1996 by and between the Company and John T. Stupka (Exhibit 10.6 to
          the Company's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1996).......................     I/B/R

 10.22*  Employment Agreement dated as of August 15, 1996 by and between the Company and Robert Kaiser (Exhibit 10.7 to
          the Company's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1996).......................     I/B/R


 Exhibit                                                             Sequential
   No.                          Description                           Page No.
 -------                        -----------                          ----------
 10.23*  Form of Restricted Stock Agreement under the 1990
          Executive Incentive Plan. (Exhibit 10.8 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1996).....................................     I/B/R

 10.24   Stock Purchase Agreement dated June 6, 1997 by and among
          BGH S.A., Motorola International Development Corporation
          and Jacobel S.A., as Sellers, and Mtel Latin America,
          Inc., as Purchaser (Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June
          30, 1997)...............................................     I/B/R

 10.25   Form of Bridge Note of Mtel Latin America, issued as of
          June 27, 1997 in the aggregate Amount of US$8 million
          (Exhibit 10.2 to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997)...............     I/B/R

 10.26   Form of Promissory Note of Mtel Argentina S.A., issued as
          of June 27, 1997 in the aggregate amount of US$8 million
          (Exhibit 10.3 to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997)...............     I/B/R

 10.27   Pledge Agreement dated June 27, 1997 by Mtel Latin
          America, Inc., as Pledgor, in favor of Chase Manhattan
          Bank, as Collateral Agent, for the benefit of BGH S.A.,
          Motorola International Development Corporation and
          Jacobel S.A., as Sellers (Exhibit 10.4 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June
          30, 1997)...............................................     I/B/R

 10.28   Revised Form of Reseller Agreement.......................

 10.29*  1998 Outside Directors' Stock Option Plan (Exhibit 10.1
          to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1998)............................     I/B/R

 10.30*  Form of Stock Option Agreement under the 1998 Outside
          Directors' Stock Option Plan (filed as Exhibit 99.1 of
          the Registration Statement of the Company on Form S-8
          filed on May 28, 1998)..................................     I/B/R

 10.31   Amended and Restated Credit Facility dated as of December
          31, 1998 between Mtel Latin America, Inc. and Credit
          Lyonnais New York Branch ...............................

 10.32   Amended and Restated Demand Promissory Note of Mtel Latin
          America, Inc. issued as of December 31, 1998 in the
          aggregate amount of US$20,000,000.......................

 10.33   Stock Purchase Agreement dated as of January 28, 1999 by
          and between Mtel Latin America, Inc. and Microsoft
          Corporation.............................................

 10.34   Form of Change of Control and Severance Benefits
          Agreement...............................................

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

                                          Skytel Communications, Inc.

                                                     /s/ John T. Stupka
                                          By: _________________________________
                                                       John T. Stupka
                                               President and Chief Executive
                                                          Officer

                                          Date: March 25, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ John T. Stupka           President, Chief Executive   March 25, 1999
______________________________________  Officer and Director
            John T. Stupka              (Principal Executive
                                        Officer)

          /s/ Robert Kaiser            Senior Vice President-       March 25, 1999
______________________________________  Finance and Chief
            Robert Kaiser               Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

          /s/ Haley Barbour            Director                     March 22, 1999
______________________________________
            Haley Barbour

       /s/ Thomas G. Barksdale         Director                     March 22, 1999
______________________________________
         Thomas G. Barksdale

          /s/ Jai P. Bhagat            Director                     March 25, 1999
______________________________________
            Jai P. Bhagat

        /s/ Gregory B. Maffei          Director                     March 25, 1999
______________________________________
          Gregory B. Maffei

          /s/ John N. Palmer           Chairman of the Board        March 25, 1999
______________________________________
            John N. Palmer

        /s/ R. Faser Triplett          Director                     March 25, 1999
______________________________________
          R. Faser Triplett

         /s/ R. Gerald Turner          Director                     March 22, 1999
______________________________________
           R. Gerald Turner

          /s/ E. Lee Walker            Director                     March 25, 1999
______________________________________
            E. Lee Walker

        /s/ John E. Welsh III          Director                     March 25, 1999
______________________________________
          John E. Welsh III

                  SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Consolidated Financial Statements--
 Balance Sheets--December 31, 1997 and 1998 .............................. F-3
 Statements of Operations for the three years ended December 31, 1998 .... F-4
 Statements of Comprehensive Income for the three years ended December 31,
  1998 ................................................................... F-5
 Statements of Changes in Stockholders' Investment for the three years ended December 31, 1998 ................................................ F-6
 Statements of Cash Flows for the three years ended December 31, 1998 .... F-7
 Notes to Consolidated Financial Statements .............................. F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of SkyTel Communications, Inc.:

  We have audited the accompanying consolidated balance sheets of SkyTel Communications, Inc., formerly Mobile Telecommunication Technologies Corp., (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive income, changes in stockholders' investment and cash flows for each of the years in the three year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkyTel Communications, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, effective January 1, 1998, the Company changed its method of accounting for start-up activities.

                                          ARTHUR ANDERSEN LLP

Jackson, Mississippi,
February 17, 1999.

                  SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                   ---------------------------
                                                       1997           1998
                                                   -------------  ------------
Assets:
Current assets-
  Cash and cash equivalents....................... $  19,812,116  $ 17,000,752
  Accounts receivable, net of allowance for
   losses.........................................    53,790,128    49,553,165
  Assets held for sale............................     2,173,375     2,050,233
  Other current assets............................     3,179,697     5,395,254
                                                   -------------  ------------
    Total current assets..........................    78,955,316    73,999,404
                                                   -------------  ------------
Messaging networks-
  Property and equipment, net.....................   281,243,829   260,702,952
  Certificates of authority and license cost, net.   150,102,050   142,741,719
  Network construction and development costs, net.    84,406,804    21,644,749
                                                   -------------  ------------
    Total messaging networks......................   515,752,683   425,089,420
                                                   -------------  ------------
Goodwill, net.....................................   106,164,387   102,089,718
Investment in unconsolidated international
 ventures.........................................    16,786,882    11,797,993
Other assets......................................    24,085,628    20,220,290
                                                   -------------  ------------
                                                   $ 741,744,896  $633,196,825
                                                   =============  ============
Liabilities and Stockholders' Investment:
Current liabilities-
  Current maturities of long-term debt............ $   1,021,526  $  1,000,900
  Accounts payable................................    28,925,887    35,567,612
  Accrued liabilities.............................    61,164,411    63,621,537
  Notes payable...................................    22,000,000    20,000,000
                                                   -------------  ------------
    Total current liabilities.....................   113,111,824   120,190,049
                                                   -------------  ------------
Long-term liabilities.............................     7,187,943           --
Long-term debt, net of current maturities.........   398,231,558   364,662,400
Minority interest.................................    26,879,386    24,399,687
Commitments and contingencies
Stockholders' investment-
  Preferred stock, par value $.01 per share;
   25,000,000 shares authorized; 3,750,000 shares
   of $2.25 Cumulative Convertible Exchangeable
   Preferred Stock outstanding in 1997 and 1998
   ($187,500,000 aggregate liquidation value);
   7.5% Cumulative Convertible Accruing PIK
   Preferred Stock; shares outstanding: 52,500 in
   1997 and 0 in 1998.............................        38,025        37,500
  Common stock, par value $.01 per share;
   100,000,000 shares authorized; shares
   outstanding: 55,032,602 in 1997 and 60,024,227
   in 1998........................................       550,326       600,242
  Additional paid-in capital......................   619,464,704   638,583,669
  Accumulated deficit.............................  (418,711,968) (509,859,814)
  Cumulative translation adjustment...............    (5,006,902)   (5,416,908)
                                                   -------------  ------------
    Total stockholders' investment................   196,334,185   123,944,689
                                                   -------------  ------------
                                                   $ 741,744,896  $633,196,825
                                                   =============  ============

        The accompanying notes are an integral part of these statements.

                  SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended December 31,
                                   -------------------------------------------
                                        1996           1997           1998
                                   --------------  -------------  ------------
Revenues:
  U.S. operations................. $  330,239,055  $ 377,366,364  $486,303,850
  International operations........     20,289,596     30,601,443    31,989,980
                                   --------------  -------------  ------------
                                      350,528,651    407,967,807   518,293,830
Expenses:
  Operating.......................    115,784,932    124,492,192   144,330,086
  Selling, general and
   administrative.................    226,984,752    228,234,200   251,546,104
  Depreciation and amortization...     99,938,576     90,174,824    89,197,166
  Writedown of international and
   other assets...................     38,768,024            --            --
                                   --------------  -------------  ------------
                                      481,476,284    442,901,216   485,073,356
                                   --------------  -------------  ------------
Operating income (loss)...........   (130,947,633)   (34,933,409)   33,220,474
Interest income...................      6,229,680      4,020,984     1,210,345
Interest expense..................    (45,144,814)   (55,122,860)  (55,136,790)
Gain (loss) on sales of assets....      2,367,976      3,740,970      (772,536)
Other income (expense)............        295,176     (1,171,021)      211,181
                                   --------------  -------------  ------------
Loss before income taxes and
 equity income (loss).............   (167,199,615)   (83,465,336)  (21,267,326)
Provision for income taxes........      2,720,982      4,845,976     3,450,288
Equity in income (loss) from
 investments......................     (1,901,311)      (555,200)    2,209,723
                                   --------------  -------------  ------------
Net loss before cumulative effect
 of a change in accounting
 principle........................   (171,821,908)   (88,866,512)  (22,507,891)
Cumulative effect of a change in
 accounting principle.............            --             --    (58,128,849)
                                   --------------  -------------  ------------
Net loss.......................... $ (171,821,908) $ (88,866,512) $(80,636,740)
Preferred dividend requirement....     11,594,803     13,044,810    10,511,106
                                   --------------  -------------  ------------
Net loss to common stockholders... $ (183,416,711) $(101,911,322) $(91,147,846)
                                   ==============  =============  ============
Net loss per common share
  Basic........................... $        (3.38) $       (1.87) $      (1.57)
                                   ==============  =============  ============
  Diluted......................... $        (3.38) $       (1.87) $      (1.57)
                                   ==============  =============  ============

        The accompanying notes are an integral part of these statements.

                  SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                             Year Ended December 31,
                                    -------------------------------------------
                                         1996           1997           1998
                                    --------------  -------------  ------------
Net loss..........................  $ (171,821,908) $ (88,866,512) $(80,636,740)
Other comprehensive income (loss),
 net of tax Foreign currency
 translation adjustments..........         894,115     (4,408,595)     (410,006)
                                    --------------  -------------  ------------
Comprehensive loss................    (170,927,793)   (93,275,107)  (81,046,746)
Preferred dividend requirement....      11,594,803     13,044,810    10,511,106
                                    --------------  -------------  ------------
Comprehensive loss to common
 stockholders.....................  $ (182,522,596) $(106,319,917) $(91,557,852)
                                    ==============  =============  ============




        The accompanying notes are an integral part of these statements.

                  SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

                           Preferred Stock       Common Stock      Additional                  Cumulative
                          ------------------  -------------------   Paid-In      Accumulated   Translation
                           Shares    Amount     Shares    Amount    Capital        Deficit     Adjustment
                          ---------  -------  ---------- -------- ------------  -------------  -----------
Balance, December 31,
 1995...................  3,750,000  $37,500  54,134,711 $541,347 $557,837,759  $(133,383,935) $(1,492,422)
 Net loss...............        --       --          --       --           --    (171,821,908)         --
 Preferred stock
  dividend requirement..        --       --          --       --           --     (11,594,803)         --
 Exercise of stock
  options...............        --       --      204,093    2,041    1,824,245            --           --
 Conversion of
  convertible
  subordinated debt into
  common stock..........        --       --       28,511      285      291,224            --           --
 Employee stock purchase
  plan..................        --       --       36,873      369      453,907            --           --
 Sale of Mtel Latin
  America, Inc. minority
  interest..............        --       --          --       --     1,912,070            --           --
 Issuance of PIK
  preferred stock.......     57,500      575         --       --    55,893,015            --           --
 Currency translation
  adjustment............        --       --          --       --           --             --       894,115
                          ---------  -------  ---------- -------- ------------  -------------  -----------
Balance, December 31,
 1996...................  3,807,500   38,075  54,404,188  544,042  618,212,220   (316,800,646)    (598,307)
 Net loss...............        --       --          --       --           --     (88,866,512)         --
 Preferred stock
  dividend requirement..        --       --          --       --           --     (13,044,810)         --
 Exercise of stock
  options...............        --       --       93,696      937      559,956            --           --
 Conversion of
  convertible
  subordinated debt into
  common stock..........        --       --       26,700      267      266,733            --           --
 Employee stock purchase
  plan..................        --       --      109,193    1,092      868,177            --           --
 Capitalization related
  to 1996 sale of Mtel
  Latin America, Inc.
  minority interest.....        --       --          --       --    (1,016,030)           --           --
 Conversion of PIK
  preferred stock into
  common stock..........     (5,000)     (50)    311,325    3,113      573,648            --           --
 Issuance of restricted
  stock.................        --       --       87,500      875          --             --           --
 Currency translation
  adjustment............        --       --          --       --           --             --    (4,408,595)
                          ---------  -------  ---------- -------- ------------  -------------  -----------
Balance, December 31,
 1997...................  3,802,500   38,025  55,032,602  550,326  619,464,704   (418,711,968)  (5,006,902)
 Net loss...............        --       --          --       --           --     (80,636,740)         --
 Preferred stock
  dividend requirement..        --       --          --       --           --     (10,511,106)         --
 Exercise of stock
  options...............        --       --    1,461,575   14,616    7,798,372            --
 Conversion of
  convertible
  subordinated debt into
  common stock..........        --       --        3,100       31       30,969            --           --
 Employee stock purchase
  plan..................        --       --      105,309    1,053    1,449,265            --           --
 Conversion of PIK
  preferred stock into
  common stock..........    (52,500)    (525)  3,421,641   34,216    9,227,855            --
 Issuance of restricted
  stock.................        --       --          --       --       612,504            --           --
 Currency translation
  adjustment............        --       --          --       --           --             --      (410,006)
                          ---------  -------  ---------- -------- ------------  -------------  -----------
Balance, December 31,
 1998...................  3,750,000  $37,500  60,024,227 $600,242 $638,583,669  $(509,859,814) $(5,416,908)
                          =========  =======  ========== ======== ============  =============  ===========

        The accompanying notes are an integral part of these statements.

                  SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                     -----------------------------------------
                                         1996           1997          1998
                                     -------------  ------------  ------------
Cash Flows From Operating
 Activities:
  Net loss.......................... $(171,821,908) $(88,866,512) $(80,636,740)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization...    99,938,576    90,174,824    89,197,166
    Provision for losses on accounts
     receivable and paging
     inventory......................    17,222,560    21,360,283    21,136,578
    Amortization of debt issuance
     costs..........................     2,112,642     2,468,177     2,528,462
    Write-off of start-up costs.....           --            --     58,128,849
    Capitalized interest charge.....           --            --      3,566,429
    Foreign currency transaction
     (gain) loss....................       660,799      (342,756)       79,407
    (Gain) loss on sales of assets..    (2,367,976)   (3,740,970)      772,536
    Minority interest (income) loss.      (955,975)    1,343,795    (3,006,570)
    Equity in (income) loss from
     investments....................     1,901,311       555,200    (2,209,723)
    Write-down of international and
     other assets...................    38,768,024           --            --
    Change in assets and
     liabilities:
      Increase in accounts
       receivable...................   (11,197,945)   (3,810,138)   (5,310,287)
      Decrease in assets held for
       sale.........................           --      3,631,102        21,690
      (Increase) decrease in other
       current assets...............     4,503,940     2,135,058    (1,997,465)
      Increase (decrease) in
       accounts payable, accrued
       liabilities and notes
       payable......................   (26,337,743)    5,206,615    11,574,669
                                     -------------  ------------  ------------
  Net Cash Provided By (Used In)
   Operating Activities.............   (47,573,695)   30,114,678    93,845,001
                                     -------------  ------------  ------------
Cash Flows From Investing
 Activities:
  Proceeds from asset sales.........    67,729,578    39,806,156     2,220,329
  Capital expenditures..............  (118,586,932)  (87,121,176)  (68,048,087)
  Acquisition of Argentinean paging
   company..........................           --    (16,000,000)          --
  Increase in investment in
   unconsolidated international
   ventures.........................   (19,588,525)   (4,543,331)     (528,950)
  Decrease in other assets..........    16,138,064    35,243,217     1,800,189
                                     -------------  ------------  ------------
Net Cash Used In Investing
 Activities.........................   (54,307,815)  (32,615,134)  (64,556,519)
                                     -------------  ------------  ------------
Cash Flows From Financing
 Activities:
  Principal payments on long-term
   debt.............................    (2,014,661)  (11,269,400)  (33,569,158)
  Issuance of debt..................    70,000,000    14,000,000           --
  Payment of dividends on preferred
   stock............................    (8,437,500)   (8,437,500)   (8,437,500)
  Sale of stock and exercise of
   stock options....................     2,572,071     2,274,748     9,906,812
  Issuance of PIK preferred stock...    55,893,590           --            --
                                     -------------  ------------  ------------
Net Cash Provided By (Used In)
 Financing Activities...............   118,013,500    (3,432,152)  (32,099,846)
                                     -------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents...................    16,131,990    (5,932,608)   (2,811,364)
Cash and cash equivalents-beginning
 of year............................     9,612,734    25,744,724    19,812,116
                                     -------------  ------------  ------------
Cash and cash equivalents-end of
 year............................... $  25,744,724  $ 19,812,116  $ 17,000,752
                                     =============  ============  ============

        The accompanying notes are an integral part of these statements.

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

  SkyTel Communications, Inc. ("SkyTel" or the "Company"), formerly Mobile Telecommunication Technologies Corp., is a leading provider of nationwide messaging services in the United States. SkyTel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrowband personal communication services ("PCS") network (the "Advanced Messaging Network") in the United States and international one-way messaging operations. The Company's wholly-owned subsidiary, SkyTel Corp., operates a one-way nationwide messaging system whereby subscribers can be reached in thousands of towns and cities in the United States by means of two dedicated 931 MHz frequencies licensed by the Federal Communications Commission ("FCC"), a ground-based transmitter system, leased satellite facilities and proprietary network software.

  In September 1995, the Company launched commercial operation of the Advanced Messaging Network, the first such network in the United States that utilized frequency licensed by the FCC for narrowband PCS. This network enables subscribers to send and receive messages without the need to know the location of the sender or receiver at the time of transmission, and utilizes a proprietary system architecture designed and developed by SkyTel. The Company's 100%-owned subsidiary, SkyTel Corp. (formerly known as Destineer Corp.), holds the FCC license utilized by this network.

  SkyTel, through its subsidiaries and joint ventures, operates one-way wireless messaging systems in various countries outside the United States, primarily in the Latin America region. SkyTel also provides its subscribers with access to an international messaging network that utilizes SkyTel's proprietary technology and interconnects the systems operated by its subsidiaries and joint ventures with systems in the United States, Canada, Singapore and other countries. See Note 4.

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The consolidated financial statements include the accounts of SkyTel and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Cash and Cash Equivalents--SkyTel considers all cash investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 1998, cash and cash equivalents of approximately $3.3 million were restricted for use by Mtel Latin America, Inc. ("Mtel Latam"), the holding company for SkyTel's Latin American operations and investments.

  Accounts Receivable--Accounts receivable balances are presented net of allowances for losses. SkyTel's allowance for losses was $20.4 million as of December 31, 1997 and $22.8 million as of December 31, 1998.

  Property and Equipment--Property is recorded at cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the following estimated useful lives:

         Communications equipment................. 4 to 10 years
         Buildings and other property............. 3 to 20 years

  Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the accompanying statements of operations.

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  Goodwill--Goodwill represents the excess cost over net tangible assets acquired. Goodwill associated with acquisitions within the United States is amortized over 40 years. Goodwill associated with acquisitions of international paging operations is amortized over 5 to 20 years. In 1995, the Company acquired the 9.7% of the outstanding shares of SkyTel Corp. Common Stock and the 19.9% of the outstanding shares of Destineer Common Stock that it did not already own. Goodwill at December 31, 1998 is primarily attributable to these transactions. Accumulated amortization related to goodwill at December 31, 1997 and 1998 was $7.4 million and $11.5 million, respectively.

  Interest Capitalization--In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, SkyTel capitalizes interest expense related to equity investments and the construction or purchase of certain assets which constitute activities preliminary to the commencement of the planned principal operation. Interest capitalized in the year ended December 31, 1996 was $6.1 million. The Company did not capitalize any interest costs during 1997 or 1998.

  Revenue Recognition--Service and rental revenues are recorded at the time of customer usage. The sales of messaging units are recognized at the time of sale, net of unit costs.

  Per Share Amounts--For purposes of calculating per share losses, SkyTel has adopted SFAS No. 128--"Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and requires the presentation of basic and diluted EPS on the face of the income statement. In accordance with SFAS No. 128, net loss per share is determined by dividing the net loss to common stockholders by the weighted average number of common shares outstanding during the year with no effect given to common stock equivalents because such effect would be antidilutive. Weighted average common shares used for the purpose of calculating net loss per share for 1996, 1997 and 1998 were 54,304,109, 54,604,100 and 57,934,287, respectively. Basic and diluted per share amounts were the same for each of the years presented.

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

  Income Taxes--SkyTel's deferred tax asset as of December 31, 1998 is primarily attributable to the tax effect of cumulative net operating loss carryforwards for federal income tax purposes of $176.6 million which expire in various amounts during the period 2003 through 2013. The deferred tax liability is primarily attributable to accelerated depreciation and amortization for tax purposes. A valuation allowance has been provided for the full net deferred tax asset because utilization of cumulative net operating loss carryforwards is dependent on the Company generating future taxable income of sufficient amounts to offset such cumulative losses. The provision for income taxes in 1996, 1997 and 1998 is primarily attributable to state income taxes.

  The following represents the Company's deferred tax asset, deferred tax liability and related valuation allowance at December 31, 1997 and 1998:

                                                       1997           1998
                                                   -------------  -------------
     Deferred tax asset........................... $ 170,894,000  $ 195,686,000
     Deferred tax liability.......................   (35,746,000)   (31,699,000)
     Valuation allowance..........................  (135,148,000)  (163,987,000)
                                                   -------------  -------------
     Net deferred tax asset....................... $         --   $         --

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  Fair Value of Financial Instruments--The carrying amounts at December 31, 1997 and 1998 for cash, accounts receivable, accounts payable, accrued liabilities, variable rate long-term debt and the RadioMensaje notes payable are reasonable estimates of their fair values. For 1997 and 1998, the fair value of each of the other classes of financial instruments is estimated based on quoted market prices for the same or similar instruments. See Note 5.

                                December 31, 1997         December 31, 1998
                            ------------------------- -------------------------
                              Carrying                  Carrying
                               Value      Fair Value     Value      Fair Value
                            ------------ ------------ ------------ ------------
13.5% Senior Notes......... $265,000,000 $306,075,000 $265,000,000 $300,775,000
6.75% Convertible
 Debentures................    1,188,000    2,613,600    1,157,000    2,560,441

  Stock-Based Compensation--SFAS No. 123--"Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. See Note 8.

  Use of Estimates--Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates. Actual results could differ from these estimates. The most significant estimates included in these financial statements relate to the estimated economic lives of and the Company's ability to realize its investment in certain licenses, equipment and software which comprise the Company's messaging networks. See
Note 2.

  Recently Issued Accounting Standards--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133--"Accounting for Derivative Instruments and Hedging Activities." This statement, which applies to all entities, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 1999. SkyTel intends to comply with this statement and has not yet determined the impact of SFAS No. 133 on its consolidated financial statements.

  Prior Year Balances--Certain reclassifications have been made to previously reported balances to conform to the current year presentation.

(2) MESSAGING NETWORKS:

  During 1998, SkyTel continued to pursue its plan of developing nationwide and international messaging networks through investments in the United States and certain Latin American locations. Costs incurred by the Company in establishing and constructing messaging networks in the United States and by the Company's majority-owned subsidiaries in countries outside the United States include, among other things, property and equipment, internally developed software, costs of acquiring required licenses and certain other costs of establishing business operations.

  The following provides additional details with respect to the elements of the Company's messaging networks. See Note 9 for additional information concerning the Company's business segments.

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  Property and Equipment--Property and equipment consist of the following:

                                                          December 31,
                                                   ----------------------------
                                                       1997           1998
                                                   -------------  -------------
      Land........................................ $     528,001  $     336,207
      Buildings...................................     1,598,737        570,955
      Communications equipment....................   325,637,010    358,302,811
      Other.......................................   104,055,692    106,528,073
                                                   -------------  -------------
                                                     431,819,440    465,738,046
      Accumulated depreciation....................  (150,575,611)  (205,035,094)
                                                   -------------  -------------
                                                   $ 281,243,829  $ 260,702,952
                                                   =============  =============

  Depreciation expense in 1996 included a charge of approximately $7.3 million associated with the writedown of the book value of certain obsolete paging equipment to fair market value and an adjustment resulting from a physical pager inventory reconciliation.

  Certificates of Authority and License Cost--Costs of certificates of authority are primarily associated with the acquisition of one-way paging and narrowband PCS licenses. Costs associated with licenses within the United States are amortized over periods not exceeding 40 years. Costs associated with obtaining licenses for international paging operations are amortized over 5 years. Accumulated amortization related to certificates of authority and license cost at December 31, 1997 and 1998 was $15.7 million and $15.4 million, respectively.

  SkyTel Corp. acquired two nationwide narrowband PCS licenses in an auction held by the FCC in July 1994 at a cost of approximately $127.5 million. Effective with the September 1995 commercial launch of the Advanced Messaging Network, the Company began amortizing the cost of the license being used to provide advanced messaging services (approximately $80 million) over a 40-year period. The Company will begin to amortize the cost of the acquired narrowband PCS license (approximately $47.5 million) that is not currently being used at such time as that frequency becomes operational.

  Network Construction and Development Costs--Network construction and development costs represent the costs associated with the construction and development of the one-way and advanced messaging networks. These costs include software development costs and other related costs. Network construction and development costs are amortized over periods not exceeding 10 years. Accumulated amortization related to network construction and development costs at December 31, 1997 and 1998 was $40.6 million and $31.7 million, respectively.

  Statement of Position 98-5--In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP, which is effective for fiscal years beginning after December 15, 1998, requires all companies to expense, on or before March 31, 1999, all start-up costs previously capitalized, and thereafter to expense all costs of start-up activities as incurred. Early adoption of the SOP was encouraged by the AcSEC. Prior to the issuance of the SOP, SkyTel capitalized costs associated with start-up activities in accordance with generally accepted accounting principles. The SOP broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. The Company elected to adopt the SOP in 1998 and recorded a one-time, non-cash charge of $58.1 million, representing start-up costs primarily incurred in conjunction with the development and construction of the Company's Advanced Messaging Network. The adoption of the SOP was effective as of January 1, 1998 and was recorded as a cumulative effect of a change in accounting principle.

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

(3) IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS:

  In 1996, the Company adopted SFAS No. 121--"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." SFAS 121 requires analysis of each asset on an individual basis, where applicable, versus the analysis of the aggregate asset values and aggregate cash flows previously used. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset.

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

  In 1997, the Company began to divest its operations in the Asia Pacific region by selling its 100%-owned subsidiary in Hong Kong and its equity interests in joint ventures in the Philippines and the People's Republic of China. See Note 4. The Company recorded a $2.2 million loss to write down the carrying value of its remaining investments in the Asia Pacific region. In 1997, the Company also recognized a $1.3 million loss related to the writeoff of its investment in non-operational ventures in the Latin American region. These losses were recorded as a loss on sales of assets in the Company's consolidated financial statements for the year ended December 31, 1997.

(4) LATIN AMERICAN AND OTHER INTERNATIONAL INVESTMENTS:

  SkyTel has equity investments in unconsolidated joint ventures that operate one-way messaging systems outside the United States. Costs incurred by the Company in establishing these international joint ventures include property and equipment, software development costs and other costs of establishing business operations. SkyTel classifies such costs based on the type of investment and determines the method of accounting for its investment based on, among other things, its ownership percentage and its ability to exercise significant influence over the investee's operations and management.

  The Company's international operations and investments are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation or other adverse regulatory or legislative developments, limitations on the removal of investment income, capital and other assets and exchange rate fluctuations.

  Capitalization of Latin America--In September 1996, the Company completed the sale of a 20% equity interest in Mtel Latam to Newbridge Latin America, L.P. ("Newbridge") for an aggregate purchase price of $35.0 million. Mtel Latam received $27.0 million of the proceeds at closing and the remaining $8.0 million was received in April 1997. No gain or loss was recorded in connection with this transaction. The effects of this transaction are reflected within minority interest on SkyTel's balance sheet. SkyTel received approximately $10.2 million of the net proceeds as reimbursement for amounts invested in the Latin American operations during 1996. The remainder of the net proceeds from the sale was used to fund capital expenditures, working capital requirements and additional development efforts in the Latin American region. In connection with the sale of the equity interest in Mtel Latam, SkyTel designated Mtel Latam as an "unrestricted subsidiary" for purposes of the Company's bank credit agreement and the indenture relating to the Senior Notes (as defined below). As a result of this designation, Mtel Latam is required to finance its operations and development efforts independent of the Company. The purchaser has the right to convert its shares of Mtel Latam Common Stock into shares of SkyTel Common Stock based on the then fair market value of the Mtel Latam Common Stock upon the

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES occurrence of certain events including, among other things, a change in control of Mtel Latam or the absence of a public market for Mtel Latam Common Stock on or before September 19, 2001.

  On July 1, 1998 Mtel Latam transferred 100% of the outstanding shares of its wholly-owned subsidiary, Mtel Puerto Rico, Inc. ("Mtel Puerto Rico") to a wholly-owned subsidiary of SkyTel. As a result of this transaction, SkyTel's ownership interest in Mtel Latam was reduced from 80% to 76%, and the ownership interest in Mtel Latam held by Newbridge was increased from 20% to 24%. Effective in the third quarter of 1998, the results of operations of Mtel Puerto Rico were included in the results of operations for the Company's domestic one-way messaging segment. Prior to July 1998, the results of operations of Mtel Puerto Rico were included in the results of operations of the Company's international segment.

  Mtel Latam provides one-way messaging services through majority-owned subsidiaries in Argentina, Colombia, Costa Rica, Uruguay and Venezuela. Accordingly, the results of operations in these countries are included in the Company's consolidated financial statements. Mtel Latam's ownership percentages in other countries range from 35% to 50%. Investments in which Mtel Latam holds an ownership percentage of 20% to 50% are generally accounted for using the equity method. Any excess of Mtel Latam's capitalized costs over the underlying book value of its ownership in international operations is treated as an intangible asset and is generally amortized over a five-year period beginning at the time the investee becomes operational. Mtel Latam's largest unconsolidated international equity investment is in Mexico.

  Mexico--Mtel Latam owns a 49% equity interest, and an affiliate of Grupo Televisa, a media conglomerate based in Mexico City, owns a 51% equity interest in Comunicaciones Mtel, S.A. de C.V. ("CMtel") which provides nationwide paging services in Mexico. Mtel Latam recorded equity income of approximately $1.8 million, $4.5 million and $3.6 million for the years ended December 31, 1996, 1997 and 1998, respectively, from its investment in CMtel. As of December 31, 1997 and 1998, the carrying value of Mtel Latam's investment in CMtel was $9.8 million and $10.4 million, respectively.

  Other Mtel Latam Investments--At December 31, 1998, Mtel Latam held 50% or less equity investments in international joint ventures in the Dominican Republic, Ecuador, El Salvador, Guatemala and Paraguay. As of December 31, 1997 and 1998, the carrying value of Mtel Latam's investment in 50% or less owned investments accounted for using the equity method, other than CMtel, was approximately $6.4 million and $4.7 million, respectively. Aggregate losses from 50% or less owned investments accounted for using the equity method, other than CMtel, were approximately $2.9 million, $3.8 million and $1.2 million for the years ended December 31, 1996, 1997 and 1998, respectively. At December 31, 1997 and 1998, Mtel Latam had no net investment in international joint ventures which were not in commercial operation.

  Sale of Equity Interest in Brazilian Joint Venture--In February 1997, Mtel Latam completed the sale of its 19% equity interest in a Brazilian paging company for an aggregate purchase price of $14.3 million. Mtel Latam received $7.15 million of the proceeds, less certain taxes, fees and expenses in February 1997 and the remaining $7.15 million, plus interest at a rate of 12% per annum, was received in February 1998. Mtel Latam recorded a gain on the sale of its equity interest in the Brazilian paging company of approximately $7.4 million in 1997.

  Purchase of Argentine Paging Company--In June 1997, Mtel Latam purchased 100% of the outstanding shares of RadioMensaje S.A.C., a paging company in Argentina ("RadioMensaje"), for an aggregate purchase price (in U.S. dollars) of $32.0 million, consisting of $16.0 million in cash and $16.0 million in debt securities. Debt securities with a principal amount of approximately $8.0 million were issued by Mtel Latam. These notes were repaid in May 1998. The remaining $8.0 million principal amount of debt securities was issued by Mtel Argentina S.A., a wholly-owned subsidiary of Mtel Latam. The cash portion of the purchase price was funded directly by Mtel Latam, independent of SkyTel.

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  Other Investments--During 1997, the Company completed the sale of its 100%- owned Hong Kong subsidiary for an aggregate purchase price of $1.7 million and the sale of its investments in the Philippines and the People's Republic of China for an aggregate purchase price of $600,000. There were no significant gains or losses associated with these sales.

  The Company currently holds minority equity investments in joint ventures operating in Indonesia and Malaysia, its remaining interests in the Asia Pacific region. In 1997, the Company recorded a $2.2 million loss to write down the carrying value of its remaining investments in the Asia Pacific region.

  In July 1996, the Company completed the sale of its 29% equity interest in Mercury Paging Ltd. ("MPL"), which operated in the United Kingdom, and received net pre-tax proceeds of approximately $26.4 million. The Company recorded a net after-tax loss on the sale of its equity interest in MPL of approximately $4.2 million. SkyTel recorded equity income from MPL of approximately $0.7 million for the year ended December 31, 1996. MPL was considered a non-strategic asset because it did not operate on the 931 MHz frequency in the United Kingdom.

(5) DEBT:

  A summary of debt is as follows:

                                                           December 31,
                                                     -------------------------
                                                         1997         1998
                                                     ------------ ------------
      13.5% Senior Subordinated Discount Notes due
       2002......................................... $265,000,000 $265,000,000
      Bank credit facility..........................  125,500,000   92,500,000
      6.75% Convertible Subordinated Debentures due
       2002.........................................    1,188,000    1,157,000
      Notes payable--RadioMensaje...................    7,501,500    7,006,300
      Other notes payable...........................       63,584          --
                                                     ------------ ------------
                                                      399,253,084  365,663,300
      Less current maturities.......................    1,021,526    1,000,900
                                                     ------------ ------------
                                                     $398,231,558 $364,662,400
                                                     ============ ============

  Senior Notes--In December 1994, the Company completed a public offering of $265.0 million principal amount of 13.5% Senior Subordinated Discount Notes due 2002 (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on June 15 and December 15 of each year. The Company used approximately $93.6 million of the net proceeds to purchase a portfolio of securities, consisting of U.S. government securities, to provide for the payment of interest on the Senior Notes through December 15, 1997. The Company began funding interest payments on the Senior Notes commencing with the interest payment paid on June 15, 1998. The Senior Notes will mature on December 15, 2002 and are subject to redemption at the option of the Company, in whole or in part, at any time on or after December 15, 1999, at established redemption prices plus accrued and unpaid interest, if any, to the date of redemption. The redemption price, commencing on December 15, 1999, is equal to 106.750% of the principal amount thereof plus a premium equal to the present value of any unpaid interest through December 15, 2000. Commencing on December 15, 2000, the Senior Notes will be subject to redemption at a redemption price equal to 106.750% of the principal amount thereof plus accrued and unpaid interest thereon to the redemption date, reducing to 103.375% on December 15, 2001. The Company is required to offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest in the event of a "change of control" of the Company as defined in the indenture relating to the Senior Notes. The Senior Notes are senior obligations of the Company and rank senior in right of

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES payment to all subordinated indebtedness of the Company. The indenture relating to the Senior Notes also contains customary covenants and cross default provisions.

  In July 1996, the Company completed a consent solicitation pursuant to which the holders of the Senior Notes approved certain amendments to the indenture relating to the Senior Notes. Under the amended terms of the indenture, the Company has the ability to incur additional senior debt, subject to the terms of its existing bank credit facility, as amended, to meet the Company's anticipated financial needs. The amount of senior debt that may be incurred under the covenants in the indenture is based, in part, on the number of messaging units placed in service subsequent to September 30, 1994 multiplied by an established dollar amount per unit. The amount per unit was established at $125 per unit through December 31, 1997, reducing to $100 per unit through December 31, 1998, and to $75 per unit thereafter. In addition, the amendments to the indenture permit the Company to designate its Latin American and Asian holding companies as "unrestricted subsidiaries" for purposes of the indenture, thereby taking these entities outside the scope of the indenture covenants. The Company paid consenting holders of the Senior Notes $15.00 per $1,000 principal amount of Senior Notes, or an aggregate of approximately $3.9 million, and agreed to extend the period during which the Company is prohibited from effecting an optional redemption of the Senior Notes by one year to December 15, 1999.

  In April 1998, the Company entered into certain interest rate swap agreements with respect to the $265 million outstanding principal amount of its Senior Notes. These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements have varying maturities but in no instance exceed the maturity date of the Senior Notes. The interest rate swap agreements establish an effective interest rate of 10.75% on the Senior Notes through December 15, 2000. During the period from December 15, 2000 to December 15, 2002, the Company will be required to make payments to the swap counterparty in an amount equal to 12.07% multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%. During this period, the Company will receive an amount equal to the 3-month London Interbank Offered Rate ("LIBOR") plus 1% (6.07% at December 31, 1998) multiplied by the principal amount of the Senior Notes plus a redemption premium of 6.75%. The Company is continuing to record an amount equal to 13.5% of the principal amount of the Senior Notes as interest expense in its consolidated statements of operations.

  Bank Credit Facility--SkyTel Corp. has a $250.0 million secured revolving credit facility (the "bank credit facility") with a final maturity date of December 31, 2001 from a syndicate of financial institutions (the "Bank Group"). The bank credit facility is being used for capital expenditures, working capital and other general corporate purposes. Borrowings under the bank credit facility bore interest at the option of SkyTel Corp. at (i) the alternate base rate (as defined in the credit facility) plus 2% or (ii) the London Interbank Offered Rate ("LIBOR") plus 3%, through December 31, 1997. Borrowings thereafter bear interest at the option of SkyTel Corp. at the alternate base rate plus an additional margin of 1% to 2% or the LIBOR plus an additional margin ranging from 2% to 3%, in each case with the applicable margin being based upon the ratio of the Company's consolidated total debt to the combined annualized cash flows of SkyTel Corp. for the two preceding quarters. The borrowings outstanding at December 31, 1998 carried a 7.4% average interest rate as of that date. Borrowings under the bank credit facility are guaranteed by SkyTel and its U.S. subsidiaries and are secured by a first priority lien and security interest in substantially all of the assets of SkyTel Corp., SkyTel and SkyTel's other U.S. subsidiaries, including pledges of capital stock and notes evidencing intercompany indebtedness.

  In March 1997, SkyTel Corp. and the Bank Group completed an amendment to the bank credit facility designed to align certain financial and operational covenants contained in the bank credit facility to the Company's business plan which was approved by the Bank Group. The bank credit facility, as amended in March 1997, limited the amount of borrowings available thereunder to $175 million, increasing to $200 million upon receipt of confirmation of such compliance as of September 30, 1997. The loan agreement relating to the bank

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES credit facility, as amended, contains quarterly financial and operating covenants, including certain minimum cash flow and subscriber level requirements, as well as covenants limiting the incurrence of additional indebtedness and restricting the payment of cash dividends by both SkyTel Corp. and the Company, and requires SkyTel Corp. and the Company to comply with various financial ratios and to achieve certain operating results during the term of the bank credit facility and contains customary cross default provisions. In October 1997 and October 1998, SkyTel Corp. and the Bank Group completed further amendments to the bank credit facility which modified certain covenants. The amendments included the elimination of the covenant requiring the maintenance of a prescribed number of one-way messaging units in service and the elimination of the requirement to sell certain assets in Asia for certain minimum proceeds. The loan agreement, as amended, also provides that on or after December 30, 1999, if the terms of the indenture relating to the Senior Notes provides that SkyTel Corp. is no longer permitted to incur indebtedness under the bank credit facility, and so long as the Company complies with certain conditions, the obligations of SkyTel Corp. under the bank credit facility shall be assumed by the Company and SkyTel Corp. and each of the subsidiary guarantors shall be released from their obligations under the bank loan agreement. At December 31, 1998, SkyTel and SkyTel Corp. were in compliance with each of the covenants set forth in the bank credit facility, as amended.

  The $250.0 million total commitment to SkyTel Corp. for borrowings under the bank credit facility reduces quarterly commencing on March 31, 1999. The quarterly reductions in the commitment are $22.5 million for each quarter in 1999, $27.5 million for each quarter in 2000 and $12.5 million for each quarter in 2001. If on the date of any such reduction in the commitment, outstanding borrowings exceed the commitment amount (as so reduced), SkyTel Corp. is obligated to repay the amount of such excess. The credit facility also provides that the commitment will be reduced by 75% of excess cash flow and 100% of the amount of net proceeds from the issuance of equity by SkyTel, 100% of the amount of net proceeds from the sale or other disposition of any asset not in the ordinary course of business, and 100% of the amount of net proceeds from the issuance by SkyTel of any subordinated debt, but only to the extent that the cumulative amount of such net proceeds exceeds $90.0 million. As of December 31, 1998, the Company's borrowing availability was $78.3 million.

  The Company did not incur any additional borrowings under the bank credit facility during the years ended December 31, 1997 and 1998. The outstanding balance of the bank credit facility was $125,500,000 and $92,500,000 at December 31, 1997 and 1998, respectively, and was reduced by $10.0 million and $33.0 million during each of the respective years.

  Convertible Subordinated Debentures--In 1992, the Company completed an underwritten public offering of $86,250,000 principal amount of 6.75% Convertible Subordinated Debentures (the "Debentures") due May 15, 2002. As of December 31, 1998, the holders of the Debentures have converted $85.1 in aggregate principal into SkyTel Common Stock. Of this total, $82.2 million was converted in 1994 pursuant to a conversion offer made by the Company. During the years 1992 through 1998, the holders of the Debentures have converted an additional $2.9 million in aggregate principal amount of Debentures into SkyTel Common Stock. The aggregate principal amount of the Debentures for the years ended December 31, 1997 and 1998 was $1,188,000 and $1,157,000 ,
respectively. Interest on the remaining Debentures is payable semi-annually on May 15 and November 15. The Debentures are convertible into common stock of the Company at $10 per share.

  RadioMensaje Notes Payable--Mtel Argentina S.A., a wholly-owned subsidiary of Mtel Latam, issued $8.0 million principal amount of debt securities in connection with the purchase of RadioMensaje. See Note 4. These notes bear interest at a rate of 8% per annum and are payable in semi-annual installments of principal and interest on each December 30 and June 30 commencing December 30, 1997 and continuing through June 30, 2001. The balance on these notes at December 31, 1997 and 1998 was $7,501,500 and $7,006,300, respectively.

  Latam Notes Payable--In addition to long-term debt, SkyTel's current liabilities reflect notes payable of Mtel Latam of $22,000,000 and $20,000,000 at December 31, 1997 and 1998, respectively. In December 1997,

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Mtel Latam established a line of credit arrangement with Credit Lyonnais New York Branch (the "Latam Line of Credit"). Under the Latam Line of Credit, Mtel Latam may borrow up to $20.0 million to fund capital expenditures and working capital requirements (other than acquisitions). Borrowings under the Latam Line of Credit bear interest at the alternate base rate (as defined in the agreement) or the LIBOR rate (as defined in the agreement) and are secured by the capital stock of Mtel Latam's subsidiaries in Argentina, Colombia and Venezuela and its equity interest in the Mexican joint venture. Borrowings under the Latam Line of Credit are evidenced by a demand note and mature on December 31, 1999 or earlier at the discretion of Credit Lyonnais New York Branch. As of December 31, 1998, Mtel Latam had borrowings of $20.0 million outstanding under the Latam Line of Credit at an average interest rate of 11.2%, which is reflected as current notes payable on the Company's consolidated balance sheet as of December 31, 1998.

(6) COMMITMENTS AND CONTINGENCIES:

  At December 31, 1998, SkyTel was committed under noncancelable operating leases expiring on various dates. The leases are primarily for the rental of office space and antenna sites. Annual commitments for rental payments on such leases in each of the years ending December 31, 1999 through 2003 and thereafter are as follows:

                        Minimum Rental
               ---------------------------------
               Year                   Payments
               ----                  -----------
               1999................. $48,988,000
               2000.................  36,624,000
               2001.................  20,993,000
               2002.................  13,983,000
               2003.................   8,357,000
               Thereafter...........   6,948,000

  Rental expense for operating leases was approximately $38.1 million, $43.1 million and $50.3 million during the years ended December 31, 1996, 1997 and 1998, respectively.

  The Company currently acquires a significant portion of its messaging units from two vendors. The ability of the Company to continue to provide messaging units to its customers is largely dependent on these vendors' ability to supply such messaging units on a timely basis.

  As of December 31, 1998, SkyTel had committed to purchase approximately $4.1 million of messaging units for the Advanced Messaging Network from Glenayre Technologies, Inc. ("Glenayre") in 1999. SkyTel had also committed to purchase in 1999 approximately $9.8 million of advanced messaging units and approximately $15.6 million of infrastructure for the continued expansion of coverage of the Advanced Messaging Network from Motorola, Inc. ("Motorola"). The commitments with Glenayre and Motorola to purchase advanced messaging units may be satisfied through purchases by the Company's resellers.

  In February 1997, certain litigation was filed in the United States District Court for the District of Columbia against the Company, its wholly-owned subsidiary SkyTel Corp., and seven current and former officers and directors. The complaint alleged certain violations of the Securities Exchange Act of 1934, as amended, during the period January 19, 1995 through February 22, 1996. The plaintiffs sought unspecified damages and to have the case certified as a class action. In December 1997, the United States District Court for the District of Columbia granted a motion dismissing SkyTel Corp. as a defendant in the litigation, and in January 1998 transferred the case to the United States District Court for the Southern District of Mississippi. On May 4, 1998,

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES the Company entered into an agreement in principle to settle this litigation without any admission of liability on the part of the Company or any of the individual defendants. Under the terms of the agreement in principle, SkyTel agreed to make a cash payment of approximately $1.9 million into a settlement fund. In addition, SkyTel's directors' and officers' liability insurer separately agreed to make a cash contribution to a settlement fund. The Company recorded a charge to other expenses in its consolidated statements of operations in the amount of $2.8 million related to the costs of this litigation and the proposed settlement. On August 1, 1998, the plaintiffs, the Company and the individual defendants executed a stipulation of settlement, and the settlement received final approval from the United States District Court for the Southern District of Mississippi on November 6, 1998.

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

  The Company is involved in various other legal matters and claims which are being defended and handled in the ordinary course of business. In the opinion of management, none of these other matters is expected to have a material adverse effect upon the financial condition or results of operations of the Company.

(7) STOCKHOLDERS' INVESTMENT:

  In July 1989, SkyTel declared a dividend of one stock purchase right for each outstanding share of SkyTel Common Stock. Under certain conditions, each right may be exercised to purchase from SkyTel one one-hundredth of a share of SkyTel Series C Junior Participating Preferred Stock, $.01 par value per share, at a price of $30, subject to adjustment. The rights may only be exercised after a public announcement that a party has acquired or obtained the right to acquire 20% or more of the outstanding shares of SkyTel Common Stock or after commencement of a tender offer or exchange offer for 20% or more of the outstanding shares of SkyTel Common Stock. The purchase rights, which do not have voting rights, expire in August 1999 and may be redeemed by SkyTel at a price of $.01 per right at any time prior to their expiration or the acquisition of 20% of the outstanding shares of SkyTel Common Stock. In the event that SkyTel is acquired in a merger or other business transaction not approved by the SkyTel Board of Directors, each holder of a right shall have the right to receive that number of shares of SkyTel Common Stock that would have a market value of two times the exercise price of the right.

  During 1993, the Company sold 3,750,000 shares of $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock") at a price of $50 per share with an aggregate liquidation value of approximately $187.5 million. The sale of the $2.25 Preferred Stock was made in a private transaction exempt from the registration requirements of federal securities laws. Holders of the $2.25 Preferred Stock are entitled to receive quarterly cash dividends at a rate of $0.5625 per quarter. The $2.25 Preferred Stock is convertible at any time at the option of the holder into shares of common stock of the Company at a conversion rate of 1.1111 common shares for each share of $2.25 Preferred Stock. Except as required by law or with respect to the creation or amendment of senior classes of preferred stock, holders of $2.25 Preferred Stock do not have voting rights unless quarterly dividends on the $2.25 Preferred Stock are in arrears for two consecutive quarters, in which case, the number of directors of the Company would be increased by one and the holders of $2.25 Preferred Stock, voting separately as a class, would be entitled to elect one director until the dividend arrearage has been paid. The $2.25 Preferred Stock is redeemable at the option of the holder in the event of a change of control of the Company (as defined in the Certificate of Designations defining the rights of the holders of the $2.25 Preferred Stock) and such redemption may be made in common stock of the Company or cash at the Company's option. Net proceeds to the Company, after deducting the expenses of the offering and the discounts to the initial purchasers, were approximately $181.0 million.

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  In April and May 1996, the Company sold an aggregate of 57,500 shares of 7.5% Cumulative Convertible Accruing Pay-in-Kind Preferred Stock (the "PIK Preferred Stock") for an aggregate purchase price of $57.5 million to certain investors, including Microsoft Corporation, Kleiner Perkins Caufield & Byers, Chase Manhattan Corporation and certain executive officers and directors of the Company, including John N. Palmer, Chairman of the Board. Dividends on the PIK Preferred Stock accrued at an annual rate of 7.5% (or $75 per share of PIK Preferred Stock) and were payable in additional shares of PIK Preferred Stock. Cumulative unpaid dividends on the PIK Preferred Stock of $7.2 million had been accrued from the date of original issuance and were reflected as long-term liabilities on the Company's consolidated balance sheet as of December 31, 1997.

  In May 1998, the Company made an offer to the holders of the PIK Preferred Stock in order to encourage the voluntary conversion of the PIK Preferred Stock into Common Stock of the Company. The Company agreed to reduce the conversion price of the PIK Preferred Stock by 0.81% for any holder who converted shares of PIK Preferred Stock into Common Stock of the Company on or before May 15, 1998. The holders of the PIK Preferred Stock converted all the outstanding shares of PIK Preferred Stock, together with all shares of PIK Preferred Stock accrued as dividends as of the date of conversion, into an aggregate of 3.4 million shares of Common Stock of the Company. As a result of the conversion, the Company no longer accrues approximately $4.5 million of annual stock dividends on the PIK Preferred Stock. Although dividends on the PIK Preferred Stock were not treated as an expense on the Company's consolidated statements of operations and, therefore, did not affect reported net income, such dividends were deducted from net income for the purpose of determining net income (loss) per common share.

(8) EXECUTIVE INCENTIVE PLANS AND STOCK-BASED COMPENSATION:

  SkyTel's executive incentive plans (the "Executive Incentive Plans") provide for the granting of stock options, stock appreciation rights, performance units and restricted stock to officers and employees for a maximum of 8,500,000 shares of SkyTel Common Stock. Under the Executive Incentive Plans options may be granted to purchase shares of SkyTel Common Stock at a price not less than the fair market value on the date of grant. Option rights issued prior to January 1, 1996 generally become exercisable as to 33 1/3% of the shares of SkyTel Common Stock covered thereby on the first anniversary of the date of the grant, and become exercisable as to an additional 33 1/3% 18 months and 24 months after the date of the grant. Option rights issued on or after January 1, 1996 generally become exercisable as to 25% of the shares of SkyTel Common Stock covered thereby on the first anniversary of the date of the grant, and become exercisable as to an additional 25% on the second, third and fourth anniversaries of the date of the grant. All options expire ten years from the date of the grant. During 1996, the Company granted certain executive officers 87,500 shares of restricted stock under the Executive Incentive Plans.

  SkyTel also has adopted a Long-Term Management Incentive Plan (the "Long-Term Incentive Plan") which provides for awards consisting of cash, shares of the Company's common stock or stock options, or any combination thereof, to officers and key employees of the Company and its subsidiaries selected for participation by the Compensation Committee of the Board of Directors. The awards are payable if SkyTel's total return to stockholders over the three-year performance cycle exceeds the rate of return on a three-year Treasury bill over the performance cycle and meets or exceeds certain levels of the total return to stockholders of a group of companies within a telecommunications industry group. SkyTel has reserved 500,000 shares from its authorized but unissued shares of common stock for awards pursuant to the Long-Term Incentive Plan. No awards have yet been earned under the Long-Term Incentive Plan.

  The Company's 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan") authorizes the granting of options to purchase up to 500,000 shares of SkyTel Common Stock to the Company's employees. All employees of the Company and its subsidiaries who are not executive officers of the Company and who have

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES been employed for six months or more are eligible to elect to be granted options under the Stock Purchase Plan. The purchase price for optioned stock will be the lesser of (a) 85 percent of the fair market value of the common stock on the date of grant or (b) 85 percent of such fair market value on the date of exercise of the option. Employees may elect to have up to 10 percent of their compensation withheld from their pay and applied to purchase SkyTel Common Stock under the Stock Purchase Plan. A total of 109,193 and 105,309 shares of common stock of the Company was issued under the Stock Purchase Plan during 1997 and 1998, respectively.

  In March 1998, the Board of Directors of the Company adopted the 1998 Outside Directors' Stock Option Plan (the "Outside Directors' Plan"). The Outside Directors' Plan provides each non-employee director with (i) a grant of non-qualified options to purchase 10,000 shares of SkyTel Common Stock upon his or her initial election as a director of the Company, (ii) an annual grant of non-qualified options to purchase shares of SkyTel Common Stock, with the number of shares of common stock based upon achievement of certain performance criteria, and (iii) the right to receive non-qualified options to purchase shares of SkyTel Common Stock in lieu of receiving annual directors' fees in cash. Option rights granted under the Outside Directors' Plan become exercisable in accordance with terms similar to options granted under the Executive Incentive Plans. There was no compensation expense attributable to these options.

  Prior to the adoption of the Outside Directors' Plan SkyTel had also granted directors who are not officers of SkyTel certain nonqualified options outside of its Executive Incentive Plans. These nonqualified stock options become exercisable in accordance with terms similar to options granted under the Executive Incentive Plans. There was no compensation expense attributable to these options.

The Company has adopted the disclosure only provisions of SFAS No. 123-- "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. If compensation cost had been determined based on the fair value at grant date for awards in 1996, 1997 and 1998 in accordance with SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                          1996           1997          1998
                                      -------------  ------------  ------------
Net loss--As reported................ $(171,821,908) $(88,866,512) $(80,636,740)
Net loss--Pro forma.................. $(177,675,832) $(92,489,747) $(83,945,140)
Net loss per share--As reported...... $       (3.38) $      (1.87) $      (1.57)
Net loss per share--Pro forma........ $       (3.49) $      (1.93) $      (1.63)

  The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          1996    1997    1998
                                                         ------- ------- -------
Expected life........................................... 5 years 4 years 4 years
Risk-free interest rate.................................   6.22%   6.59%   5.10%
Expected volatility.....................................     53%     55%     68%
Dividend yield..........................................    -0-     -0-     -0-

  The weighted average fair value of options granted during 1996, 1997 and 1998 was $7.25, $3.52 and $12.06 per share, respectively.

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  Stock option activity is summarized as follows:

                                      1996                1997                 1998
                          Number    Average   Number    Average              Average
                            of      Exercise    Of      Exercise   Number    Exercise
                          Options    Price    Options    Price   Of Options   Price
                         ---------  -------- ---------  -------- ----------  --------
Outstanding, beginning
 of year................ 4,481,781   $12.13  4,821,435   $11.54   4,679,212   $11.01
  Granted............... 1,333,500    13.32    294,478     7.07     368,540    21.55
  Exercised.............  (204,093)   16.16    (85,625)   16.80  (1,447,687)    5.19
  Canceled..............  (789,753)   19.34   (351,076)   16.06    (194,125)   15.66
Outstanding, end of
 year................... 4,821,435   $11.54  4,679,212   $11.01   3,405,940    14.19

  Options to purchase 2,468,439 shares of common stock were outstanding and exercisable at an average exercise price of $14.15 per share at December 31, 1998.

  The following table summarizes information about stock options outstanding at December 31, 1998:

                      Options Outstanding            Options Exercisable
             -------------------------------------- ---------------------
  Range of     Number     Weighted Avg.   Wtd. Avg.   Number    Wtd. Avg.
  Exercise   Outstanding    Remaining     Exercise  Exercisable Exercise
   Prices    at 12/31/98 Contractual Life   Price   at 12/31/98   Price
  --------   ----------- ---------------- --------- ----------- ---------
 $2 to $12    1,704,500      5.1 yrs       $ 8.91    1,189,500   $ 8.39
 $13 to $23   1,617,940      6.4 yrs       $18.94    1,204,439   $18.84
 $24 to $34      83,500      7.0 yrs       $29.75       74,500   $30.36

(9) SEGMENT INFORMATION:

  SkyTel has adopted SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." The Company is organized based on the products and services that it offers and geographically for all international units. Under this organizational structure, the Company operates in three principal areas: domestic one-way messaging operations, domestic advanced messaging operations and international messaging operations. In 1998, the Company's "other" category is primarily composed of air-to-ground telecommunications operations. In 1997 and 1996, the "other" category included telephone answering services and air-to-ground telecommunications operations.

  Effective July 1, 1998, the results of Mtel Puerto Rico are included in the results of operations for the Company's domestic one-way messaging segment. Prior to July 1, 1998, the results of operations of Mtel Puerto Rico were included in the Company's international messaging segment. See Note 4.

  A summary of operations for Mtel Puerto Rico is as follows:

                                           Year Ended
                                          December 31,      Six Months Ended
                                          --------------  ---------------------
                                                           June
                                                            30,    December 31,
                                          1996    1997     1998        1998
                                          -----  -------  -------  ------------
                                                               (Unaudited)
                                                    (In Thousands)
Revenues................................. $  89  $ 1,319  $ 1,890    $ 1,780
Operating cashflow.......................  (858)  (3,294)  (1,239)    (1,002)
Depreciation and amortization............    89      462      250        511
Interest income..........................    54      176       36          3
Interest expense.........................   --       --       --         103
Provision for income taxes...............   --       --       --         --
Cumulative effect of a change in
 accounting principle....................   --       --      (391)       --
Net loss................................. $(893) $(3,580) $(1,843)   $(1,632)

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  For purposes of reporting net income (loss) for the Company's business segments, certain indirect operating and selling, general and administrative costs must be allocated among the business segments. Such costs are generally allocated among the one-way messaging, advanced messaging and international messaging segments based on various financial and operational factors which reflect usage of services.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note 1.

 SEGMENT PROFIT AND LOSS AND SEGMENT ASSETS

                                      Year Ended December 31, 1998
                         --------------------------------------------------------
                          One-Way  Advanced   International
                         Messaging Messaging    Messaging    Other   Consolidated
                         --------- ---------  ------------- -------  ------------
                                             (in thousands)
Revenues................ $345,339  $ 138,233    $ 31,990    $ 2,732    $518,294
Operating cashflow......  134,596        749      (7,801)    (5,126)    122,418
Depreciation and
 amortization...........   44,893     37,106       7,064        134      89,197
Interest income.........        3        --          475        732       1,210
Interest expense........      108     43,748       8,504      2,777      55,137
Equity in income from
 investments............      --         --        2,210        --        2,210
Provision for income
 taxes..................    3,043        --          406        --        3,449
Cumulative effect of a
 change in accounting
 principle..............      --     (52,791)     (5,338)       --      (58,129)
Net income (loss)....... $ 85,210  $(132,994)   $(23,750)   $(9,103)   $(80,637)
Total assets............  188,278    319,069      69,514     56,336     633,197
Capital expenditures....   18,400     35,210       3,430     11,008      68,048

                                     Year Ended December 31, 1997
                         -------------------------------------------------------
                          One-Way  Advanced   International
                         Messaging Messaging    Messaging   Other   Consolidated
                         --------- ---------  ------------- ------  ------------
                                            (in thousands)
Revenues................ $338,022  $  33,178    $ 30,602    $6,166    $407,968
Operating cashflow......  131,995    (60,756)    (14,785)   (1,213)     55,241
Depreciation and
 amortization...........   39,270     42,163       8,140       602      90,175
Interest income.........      --         --        3,417       604       4,021
Interest expense........       68     45,797       8,186     1,072      55,123
Equity in income (loss)
 from investments.......      --         --         (362)     (193)       (555)
Provision for income
 taxes..................    4,004         42         735        65       4,846
Net income (loss)....... $ 87,223  $(148,756)   $(26,460)   $ (873)   $(88,866)
Total assets............  211,808    376,892      89,214    63,831     741,745
Capital expenditures....   20,478     45,915       7,963    12,765      87,121

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      Year Ended December 31, 1996
                          -------------------------------------------------------
                           One-Way  Advanced   International
                          Messaging Messaging    Messaging   Other   Consolidated
                          --------- ---------  ------------- ------  ------------
                                             (in thousands)
Revenues................  $311,601  $   9,593    $ 20,289    $9,046   $ 350,529
Operating cashflow......   108,150    (82,179)    (16,327)   (1,885)      7,759
Depreciation and
 amortization...........    51,458     33,083      10,315     5,083      99,939
Writedown of
 international and other
 assets.................     4,440      3,830      27,462     3,036      38,768
Interest income.........       --         --        1,205     5,025       6,230
Interest expense........     1,490     39,566       7,304    (3,215)     45,145
Equity in income (loss)
 from investments.......       --         --       (1,405)     (496)     (1,901)
Provision (benefit) for
 income taxes...........     1,913       (455)        337       926       2,721
Net income (loss).......  $ 48,306  $(158,203)   $(65,001)   $3,076   $(171,822)
Total assets............   263,437    377,628      70,980    91,215     803,260
Capital expenditures....    67,493     45,969       2,637     2,488     118,587

 GEOGRAPHIC INFORMATION

                                1996              1997              1998
                          ----------------- ----------------- -----------------
                                    Long-             Long-             Long-
                                    Lived             Lived             Lived
                          Revenues  Assets  Revenues  Assets  Revenues  Assets
                          -------- -------- -------- -------- -------- --------
                                             (in thousands)
Domestic................. $330,240 $645,465 $377,366 $593,565 $486,304 $505,042
International............   20,289   55,527   30,602   69,224   31,990   54,155
                          -------- -------- -------- -------- -------- --------
  Consolidated........... $350,529 $700,992 $407,968 $662,789 $518,294 $559,197
                          ======== ======== ======== ======== ======== ========

(10) QUARTERLY FINANCIAL DATA (UNAUDITED):

  Selected unaudited quarterly financial data is as follows:

                                                                                        Quarter Ended
                              March 31,           June 30,          September 30,       December 31,
                          ------------------  ------------------  ------------------  ------------------
                            1997      1998      1997      1998      1997      1998      1997      1998
                          --------  --------  --------  --------  --------  --------  --------  --------
                                     (In thousands of dollars, except per share data)
Revenues................  $ 94,622  $121,514  $ 94,908  $126,120  $105,236  $132,643  $113,202  $138,017
Operating income (loss).  $(10,689) $  3,190  $(10,357) $  5,676  $ (8,095) $ 10,531  $ (5,793) $ 13,823
Cumulative effect of a
 change in accounting
 principle..............  $    --   $ 58,129  $    --   $    --   $    --   $    --   $    --   $    --
Net income (loss).......  $(21,437) $(68,068) $(23,141) $ (9,673) $(22,177) $ (4,705) $(22,111) $  1,809
Net income (loss) per
 common share...........  $  (0.45) $  (1.29) $  (0.49) $  (0.22) $  (0.47) $  (0.11) $  (0.46) $  (0.01)

  Net loss per share is calculated by dividing the net loss to common stockholders by the weighted average number of common shares outstanding during the quarter with no effect given to common stock equivalents because such effect would be antidilutive.

                 SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

(11) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid by SkyTel during the years ended December 31, 1996, 1997 and 1998 amounted to $46.6 million, $51.9 million and $46.7 million, respectively. No federal income taxes were paid during these years. See Note 4 for information on the $16.0 million non-cash portion of the acquisition of an Argentine paging company in 1997.

                  SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----
Financial Statement Schedule of the Company:
 II Valuation and Qualifying Accounts .................................... FA-2
 Report of Independent Public Accountants on Financial Statement Schedule
 of the Company........................................................... FA-3

                                                                     SCHEDULE II

                  SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         Balance at  Charged to                         Balance at
                          beginning   costs and   Accounts                end of
      Description         of period   expenses   written off Deductions   period
      -----------        ----------- ----------- ----------- ---------- -----------
Allowance for doubtful
 accounts:
  1996.................. $ 5,596,391 $15,922,560 $ 6,524,095    $ 0     $14,994,856
  1997..................  14,994,856  19,832,317  14,447,859      0      20,379,314
  1998..................  20,379,314  20,149,011  17,778,005      0      22,750,320

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of SkyTel Communications, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of SkyTel Communications, Inc., formerly Mobile Telecommunication Technologies Corp., included in this Form 10-K, and have issued our report thereon dated February 17, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statement schedule II is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Jackson, Mississippi,
February 17, 1999.