Form 10-Q
period 1999-03-31
SKYTEL COMMUNICATIONS INC
filed 1999-05-17
CIK 842915

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington,  D.C.  20549

                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31,1999
Commission File No. 0-17316


                          SKYTEL COMMUNICATIONS, INC.
                          ---------------------------
            (Exact name of Registrant as specified in its charter)

                 Delaware                            64-0518209
             ----------------                    ------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification Number)


       200 South Lamar Street, SkyTel Centre, Jackson, Mississippi 39201
      ------------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)


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

     YES  X      NO ___
         ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                      60,082,963 shares of Common Stock,
                        par value $.01 per share, as of
                                April 30, 1999

                         SKYTEL COMMUNICATIONS,  INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 1999 and December 31, 1998.

          Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 1998.

          Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1999 and 1998.

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES
          ----------

                         SKYTEL COMMUNICATIONS,  INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,           December 31,
                                                                                         1999                  1998
                                                                                 --------------------   --------------------
ASSETS:
CURRENT ASSETS
  Cash and cash equivalents                                                      $         26,303,626   $         17,000,752
  Accounts receivable, net of allowances for losses                                        55,827,198             49,553,165
  Assets held for sale                                                                      2,050,233              2,050,233
  Other current assets                                                                      4,599,117              5,395,254
                                                                                 --------------------   --------------------
     TOTAL CURRENT ASSETS                                                                  88,780,174             73,999,404
                                                                                 --------------------   --------------------
MESSAGING NETWORKS
  Property and equipment, net                                                             248,258,825            260,702,952
  Certificates of authority and license costs, net                                        142,426,602            142,741,719
  Network construction and development costs, net                                          19,886,481             21,644,749
                                                                                 --------------------   --------------------
     TOTAL MESSAGING NETWORKS                                                             410,571,908            425,089,420
                                                                                 --------------------   --------------------
GOODWILL, net                                                                             101,048,466            102,089,718

INVESTMENT IN UNCONSOLIDATED INTERNATIONAL VENTURES                                        12,378,753             11,797,993

OTHER ASSETS                                                                               18,458,351             20,220,290
                                                                                 --------------------   --------------------
                                                                                 $        631,237,652   $        633,196,825
                                                                                 ====================   ====================
LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
  Current maturities of long-term debt                                           $            500,031   $          1,000,900
  Accounts payable and accrued liabilities                                                106,817,475             99,189,149
  Notes payable                                                                            14,000,000             20,000,000
                                                                                 --------------------   --------------------
     TOTAL CURRENT LIABILITIES                                                            121,317,506            120,190,049
                                                                                 --------------------   --------------------

LONG-TERM DEBT, net of current maturities                                                 344,642,371            364,662,400

MINORITY INTEREST                                                                          34,008,979             24,399,687

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
  Preferred Stock, par value $.01 per share; 25,000,000 shares authorized; 3,750,000 shares of $2.25 Cumulative Convertible
   Exchangeable Preferred Stock outstanding in 1999 and 1998                                   37,500                 37,500
  Common Stock, par value $.01 per share;
   100,000,000 shares authorized;  shares outstanding:
   60,080,963 in 1999 and 60,024,227 in 1998                                                  600,810                600,242
  Additional paid-in-capital                                                              639,782,018            638,583,669
  Accumulated deficit                                                                    (503,717,645)          (509,859,814)
  Cumulative translation adjustment                                                        (5,433,887)            (5,416,908)
                                                                                 --------------------   --------------------
TOTAL STOCKHOLDERS' INVESTMENT                                                            131,268,796            123,944,689
                                                                                 --------------------   --------------------
                                                                                 $        631,237,652   $        633,196,825
                                                                                 ====================   ====================

                See notes to consolidated financial statements.

                          SKYTEL COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Three Months Ended
                                                                               March 31,
                                                                  -----------------------------------
                                                                       1999                 1998
                                                                  -------------         -------------
Revenues                                                          $ 139,868,612         $ 121,514,301

Expenses:
      Operating                                                      39,339,010            33,472,543
      Selling, general and administrative                            63,100,423            63,136,290
      Depreciation and amortization                                  22,262,931            21,714,685
                                                                  -------------         -------------
                                                                    124,702,364           118,323,518
                                                                  -------------         -------------

Operating income                                                     15,166,248             3,190,783

Interest income                                                         338,937               354,972
Interest expense                                                    (11,903,733)          (13,105,325)
Gain (loss) on sale of assets                                         2,888,896              (112,476)
Other income                                                            462,357                67,330
                                                                  -------------         -------------
Income (loss) before income taxes
      and equity income                                               6,952,705            (9,604,716)

Provision for income taxes                                              317,485             1,052,231
Equity in income of investments                                       1,616,322               717,475
                                                                  -------------         -------------
Net income (loss) before cumulative effect
      of a change in accounting principle                             8,251,542            (9,939,472)
Cumulative effect of a change in accounting
      principle                                                               0           (58,128,849)
                                                                  -------------         -------------
Net income (loss)                                                     8,251,542           (68,068,321)

Preferred dividend requirement                                        2,109,375             3,234,676
                                                                  -------------         -------------
Net income (loss) available to common
      stockholders                                                $   6,142,167          ($71,302,997)
                                                                  =============         =============
Net income (loss) per common share:
      Basic                                                       $        0.10                ($1.29)
                                                                  =============         =============

      Diluted                                                     $        0.10                ($1.29)
                                                                  =============         =============

                See notes to consolidated financial statements.

                          SKYTEL COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Three Months Ended
                                                                                          March  31,
                                                                              -----------------------------------
                                                                                   1999                 1998
                                                                              -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $   8,251,542          ($68,068,321)
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                             22,262,931            21,714,685
       Provision for losses on accounts receivable and
            paging inventory                                                      6,426,620             5,002,076
       Amortization of debt issuance costs                                          632,115               632,115
       Write-off of start-up costs                                                        0            58,128,849
       Foreign currency transaction (gain) loss                                     (71,649)               61,879
       (Gain) loss on sale of assets                                             (2,888,896)              112,476
       Minority interest loss                                                      (390,708)             (129,209)
       Equity in income from investments                                         (1,616,322)             (717,475)
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable                                (9,857,899)            1,401,495
       Decrease in assets held for sale                                                   0                21,690
       Decrease in other current assets                                             796,137                51,173
       Increase (decrease) in accounts payable and
            accrued liabilities                                                   1,685,140            (3,956,629)
                                                                              -------------        --------------
Net Cash Provided By Operating Activities                                        25,229,011            14,254,804
                                                                              -------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                                                   3,033,249               278,165
  Capital expenditures, net                                                      (9,644,941)          (16,565,376)
  (Increase) decrease in investment in unconsolidated
       international ventures                                                       993,475              (498,013)
   Decrease in other assets                                                       1,123,436                11,083
                                                                              -------------        --------------
Net Cash Used In Investing Activities                                            (4,494,781)          (16,774,141)
                                                                              -------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                          (20,520,898)          (10,013,773)
  Payment of dividends on preferred stock                                        (2,109,375)           (2,109,375)
  Sale of stock and exercise of options                                           1,198,917             2,900,556
  Sale of Mtel Latam PIK preferred stock                                         10,000,000                     0
                                                                              -------------        --------------
Net Cash Used In Financing Activities                                           (11,431,356)           (9,222,592)
                                                                              -------------        --------------

  Net increase (decrease) in cash and cash equivalents                            9,302,874           (11,741,929)
  Cash and cash equivalents-beginning of period                                  17,000,752            19,812,116
                                                                              -------------        --------------
  Cash and cash equivalents-end of period                                     $  26,303,626        $    8,070,187
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

     SkyTel also currently operates its Advanced Messaging Network in the United States that utilizes spectrum allocated by the FCC for narrowband PCS. The Advanced Messaging Network is a location independent network that utilizes a proprietary system architecture designed and developed by SkyTel. Services on the Advanced Messaging Network currently include advanced text messaging services with guaranteed delivery, interactive two-way services and fixed location services.

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

     The Company's consolidated financial statements for the three months ended March 31, 1999 and 1998 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments necessary for a fair presentation. The results for these periods are not necessarily indicative of the results for the year ending December 31, 1999.



3.   EARNINGS (LOSS) PER SHARE

     Net income per share for the first quarter of 1999 is calculated by dividing the net income (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period, with effect given to common stock equivalents where such effect was not considered antidilutive. Net loss per share for the first quarter of 1998 was calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during the period, with no effect given to common stock equivalents because such effect would have been antidilutive. The weighted average number of shares of common stock outstanding in the first quarter of 1999 and 1998 was 60,070,338 and 55,122,588 respectively. The weighted average number of equivalent shares of common stock outstanding for the purpose of calculating diluted earnings per share in the first quarter of 1999 was 61,464,749. Basic and diluted per share amounts were the same for each of the periods presented.



4.   COMPREHENSIVE INCOME (LOSS)

     In January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company reported comprehensive income, which included the consolidated net income and foreign currency translation gains and losses, of $8.2 million for the quarter ended March 31,1999, and a comprehensive loss, which included the consolidated net loss and foreign currency translation gains and losses, of $68.2 million for the quarter ended March 31, 1998.



5.   INTEREST RATE SWAP AGREEMENTS

     In April 1998, the Company entered into certain interest rate swap agreements with respect to the $265 million outstanding principal amount of its 13.5% Senior Notes due 2002 (the "Senior Notes"). These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements have varying maturities but in no instance exceed the maturity date of the Senior Notes. The interest rate swap agreements establish an effective interest rate of 10.75% on the Senior Notes through December 15, 2000. During the period from December 15, 2000 to December 15, 2002, the Company will be required to make payments to the swap counterparty in an amount equal to 12.07% multiplied by the sum of the principal amount of the Senior Notes and the 6.75% redemption premium on the Senior Notes. During this period, the Company will receive an amount equal to the 3-month London Interbank Offered Rate ("LIBOR") plus 1% (currently 6.0%) multiplied by the sum of the principal amount of the Senior Notes and the 6.75% redemption premium on the Senior Notes. The Company is continuing to record an amount equal to 13.5% of the principal amount of the Senior Notes as interest expense in its consolidated statements of operations.



6.   PIK PREFERRED STOCK CONVERSION

     The preferred dividend requirement in the quarter ended March 31, 1998 included dividends of $1.1 million accrued on the Company's 7.5% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (the "PIK Preferred Stock"). In May 1998, the Company made an offer to the holders of the PIK Preferred Stock in order to encourage the voluntary conversion of the PIK Preferred Stock into common stock, par value $.01 per share (the "Common Stock") of the Company. The Company agreed to reduce the conversion price of the PIK Preferred Stock by 0.81% for any holder who converted shares of PIK Preferred Stock into Common Stock of the Company on or before May 15, 1998. The holders of the PIK Preferred Stock converted all the outstanding shares of PIK Preferred Stock, together with all shares of PIK Preferred Stock accrued as dividends as of the date of conversion, into an aggregate of 3.4 million shares of Common Stock of the Company. As a result of the conversion, no dividends were accrued during the quarter ended March 31, 1999 on the PIK Preferred Stock. Although dividends on the PIK Preferred Stock were not treated as an expense on the

Company's consolidated statements of operations and, therefore, did not affect reported net income, such dividends were deducted from net income for the purpose of determining net income (loss) per common share.



7.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest paid by SkyTel was $2.2 million and $4.5 million during the three months ended March 31, 1999 and 1998, respectively. No federal income taxes were paid during these periods.



8.   STATEMENT OF POSITION  98-5

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP required all companies to expense, on or before March 31, 1999, all start-up costs previously capitalized, and thereafter to expense all costs of start-up activities as incurred. Prior to the issuance of the SOP, all companies had the option of capitalizing or expensing costs associated with start-up activities in accordance with generally accepted accounting principles. The SOP broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. The Company elected to adopt the SOP in the quarter ended September 30, 1998 and recorded a one-time, non-cash write-off of $58.1 million, representing primarily start-up costs incurred in conjunction with the development and construction of the Company's Advanced Messaging Network. The adoption of the SOP was effective as of January 1, 1998 and was recorded as a cumulative effect of a change in accounting principle. As a result of the adoption of the SOP, the net loss in the quarter ended March 31, 1998 increased by $55.6 million, or $1.01 per common share, which represents the cumulative effect of a change in accounting principle of $58.1 million net of a decrease in depreciation and amortization expense of $2.5 million.



9.   SEGMENT INFORMATION

     SkyTel has adopted SFAS No. 131-"Disclosures About Segments of an Enterprise and Related Information." The Company is organized based on the services that it offers and geographically for all international units. Under this organizational structure, the Company operates in three principal areas: domestic one-way messaging operations, domestic advanced messaging operations and international one-way messaging operations. In 1999 and 1998, the Company's "other" category is primarily composed of air-to-ground telecommunications operations.

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

     Effective July 1, 1998, the results of Mtel Puerto Rico, Inc. ("Mtel Puerto Rico") were included in the results of operations for the Company's domestic one-way messaging segment. Prior to July 1, 1998, the results of operations of Mtel Puerto Rico were included in the Company's international messaging segment.

       A summary of operations for Mtel Puerto Rico is as follows:


                            Mtel Puerto Rico, Inc.
                             Summary of Operations
                     (All amounts in thousands of dollars)

Condensed Statements of Operations:                                Three Months Ended
                                                                        March 31,
                                                                   1999              1998
                                                               ----------------------------
Revenues                                                       $     666          $     877
Expenses:
  Operating                                                          234                470
  Selling, general and administrative                                668              1,100
  Depreciation and amortization                                      181                123
                                                               ---------          ---------
                                                                   1,083              1,693
                                                               ---------          ---------
Operating income (loss)                                             (417)              (816)
Interest income (expense)                                              -                 33
                                                               ---------          ---------
Income (loss) before taxes                                          (417)              (783)
Provision for taxes                                                    -                  -
                                                               ---------          ---------
Net income (loss) before cumulative effect
  of a change in accounting principle                               (417)              (783)
Cumulative effect of a change in accounting principle                  -               (391)
                                                               ---------          ---------
Net income (loss)                                              $    (417)         $  (1,174)
                                                               =========          =========


SEGMENT PROFIT AND LOSS AND SEGMENT ASSETS

THREE MONTHS ENDED MARCH 31, 1999
(IN THOUSANDS)

                                      One-Way        Advanced       International
                                     Messaging      Messaging         Messaging          Other        Consolidated
                                 -----------------------------------------------------------------------------------
Revenues                             $    86,628    $    45,586     $       7,085      $     570      $    139,869
Operating cash flow                       32,942          6,133            (1,137)          (509)           37,429
Depreciation and amortization             10,714          9,904             1,617             28            22,263
Interest income                                -              -                81            258               339
Interest expense                               6          9,310             1,936            651            11,903
Equity in income from
   investments                                 -              -             1,616              -             1,616
Provision for income taxes                   209              -               133            (25)              317
Net income (loss)                         21,976        (13,145)           (2,671)         2,092             8,252
Total assets                             181,013        315,601            67,667         66,957           631,238
Capital expenditures                         449          7,225               614          1,357             9,645

THREE MONTHS ENDED MARCH 31, 1998
(IN THOUSANDS)

                                      One-Way        Advanced       International
                                     Messaging      Messaging         Messaging          Other        Consolidated
                                 -----------------------------------------------------------------------------------
Revenues                             $  88,173      $  23,669       $       8,978      $   694        $    121,514
Operating cashflow                      34,790         (6,141)             (2,401)      (1,343)             24,905
Depreciation and amortization           10,991          8,746               1,884           94              21,715
Interest income                              -              -                 191          164                 355
Interest expense                             8         10,424               2,010          663              13,105
Equity in income  from
   investments                               -              -                 717            -                 717
Provision for income taxes                 917              -                 135            -               1,052
Cumulative effect of a change
   in accounting principle                   -        (52,791)             (5,338)           -             (58,129)
Net income (loss)                       22,818        (78,119)            (10,790)      (1,977)            (68,068)
Total assets                           206,604        326,435              73,266       50,568             656,873
Capital expenditures                     1,712         11,402               1,033        2,418              16,565

GEOGRAPHIC INFORMATION
(IN THOUSANDS)

                                                                         1999                               1998
                                                           -------------------------------     ------------------------------
                                                                             Long-Lived                           Long-Lived
                                                               Revenues        Assets              Revenues         Assets
Domestic                                                   $    132,784      $  488,626        $    112,536       $  531,826
International                                                     7,085          53,831               8,978           63,513
                                                           ------------------------------------------------------------------
   Consolidated                                            $    139,869      $  542,457        $    121,514       $  595,339
                                                           ==================================================================

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion of the consolidated financial condition and results of operations of SkyTel for the quarters ended March 31, 1999 and 1998 and certain factors that will affect SkyTel's financial condition.

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

RESULTS OF OPERATIONS

          REVENUES

          Revenues on a consolidated basis increased 15% in the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, primarily due to a 93% increase in revenues from advanced messaging services compared to the same period in 1998. Revenues from one-way messaging operations in the United States decreased approximately 2% in the first three months of 1999 as compared to the first three months of 1998.

       During the first quarter of 1999, management adjusted the Company's methodology for recognizing usage-based revenues and expenses. As a result, during the first quarter of 1999 the Company recognized $2.4 million of such revenues and $2.5 million of such expenses.

          As of March 31, 1999, the Company had 993,500 one-way messaging units in service in the United States, which included approximately 58,500 prepaid paging units, as compared to 939,700 one-way messaging units in service as of March 31, 1998, of which approximately 13,400 were prepaid paging units. SkyTel also had 450,600 advanced messaging units in service as of March 31, 1999, an increase of 100.4% over the 224,900 advanced messaging units in service as of March 31, 1998. Approximately 9,300 of net unit additions placed in service on the Advanced Messaging Network in the first quarter of 1999 represented conversions of units from one-way to advanced messaging services, as compared to approximately 12,400 of net unit additions on the Advanced Messaging Network in the first quarter of 1998.

          In the first quarter of 1999, the Company reported 26,300 advanced messaging net unit additions and a decrease of 11,300 one-way messaging units. Net unit additions in the first quarter were impacted by an increased disconnect rate in the reseller channel, which included the disconnection of approximately 22,000 advanced messaging units by a major reseller as a result of an account reconciliation, and increased price competition for numeric one-way messaging units. The Company also believes that net unit additions in the first quarter of 1999 were impacted by changing wireless industry trends resulting from the extensive promotion of national one-rate wireless telephone plans and the Company's strategy to encourage customer-owned advanced messaging devices. During the remainder of 1999, the Company intends to continue its efforts to expand the distribution network and increase the market awareness for its advanced messaging services. The ability of the Company to achieve improved unit growth and operating results in 1999 and future periods will be dependent on the performance of the Company's existing distribution channels, the successful implementation of new distribution channels and the market acceptance of new services. In addition, the Company cannot predict the extent to which competitive advanced messaging services or other competitive telecommunication services will impact the Company's future operating results.

          Average revenue per domestic unit in service was $31.83 in the first quarter of 1999 as compared to $32.96 in the first quarter of 1998 and $32.15 in the fourth quarter of 1998. Average revenue per one-way unit in service was $30.48 in the first quarter of 1999 as compared to $31.29 in the first quarter of 1998 and $30.21 in the fourth quarter of 1998, and average revenue per advanced messaging unit was $34.74 in the first quarter of 1999 as compared to $41.15 in the first quarter of 1998 and $36.85 in the fourth quarter of 1998. The decline in average monthly revenue per domestic unit in service is attributable to lower usage charges resulting from pricing plans for advanced messaging services that include increased character allotments, the implementation of usage related billing arrangements for certain major customers, and the reduction of equipment rental revenues resulting from the Company's strategy to encourage customer-owned advanced messaging devices. The Company cannot predict the extent to which average monthly revenue per domestic unit in service will continue to decline or the extent to which such average monthly revenue will be offset by revenues from value-added features. In addition, the Company plans to introduce new lower priced advanced messaging service offering in 1999, such as "local only" service and campus applications, which could also impact average monthly revenue per domestic unit in service.

          During the first three months of 1999, one-way messaging operations provided approximately 62% of SkyTel's consolidated revenues as compared to 73% in the first three months of 1998. Advanced messaging operations provided approximately 33% of consolidated revenues during the first three months of 1999 as compared to 19% in the first three months of 1998. Other SkyTel operations provided less than 1% of revenues in the first three months of 1999 as compared to 1% in the first three months of 1998.

          For the first quarter of 1999, SkyTel's consolidated revenues include revenues recorded by the Company's international operations in Argentina, Colombia, Costa Rica, Uruguay and Venezuela. Revenues recorded by the Company's consolidated international operations provided approximately 5% of SkyTel's consolidated revenues in the first three months of 1999 as compared to 7% of consolidated revenues during the same period of 1998. Revenues from international operations during the first quarter of 1999 decreased 20.2% as compared to the first quarter of 1998. This decrease resulted, in part, from the transfer of the Company's Puerto Rican operations from Mtel Latin America, Inc. ("Mtel Latam"), the holding company for the Company's Latin American operations, to a wholly-owned domestic operating subsidiary and the inclusion of the operating results of the Puerto Rican operations as part of the Company's domestic one-way messaging business segment as of June 30, 1998. In addition, the Company's operating results in Latin America in the first quarter of 1999 continued to be impacted by the general economic conditions prevailing throughout the region and increased competition from cellular telephone and other telecommunication services. The Company cannot predict the extent to which such competitive services will affect the future operating results of the Company's Latin American operations or the extent to which any new product offerings being introduced by the Company in 1999 will be successful.

          EXPENSES

          Expenses include operating, selling, general and administrative, and depreciation and amortization.

          Operating expenses primarily consist of telephone costs and transmitter and receiver site rentals associated with the Company's one-way and advanced messaging operations in the United States and one-way international messaging operations, as well as expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 18% in the first three months of 1999 as compared to the first three months of 1998. This increase primarily reflects increased telephone and system costs associated with the increasing one-way and advanced messaging subscriber base in the United States, increased transmitter and receiver site rentals resulting from the continued expansion of coverage of the Company's Advanced Messaging Network in the United States and increased messaging unit refurbishment costs. As a percentage of consolidated revenues, operating expenses remained level at 28% in the first three months of 1999 as compared to the first three months of 1998. SkyTel expects to continue to incur increased operating expenses during the remainder of 1999 and in future periods, primarily as a result of the continued projected increase in the number of units in service on its one-way and advanced messaging networks in the United States and the continued expansion of coverage of the Advanced Messaging Network.

          Operating expenses related to the one-way messaging system in the United States increased 14% in the first three months of 1999 as compared to the first three months of 1998, and as a percentage of revenues, was 25% in the first quarter of 1999 as compared to 21% in the first quarter of 1998. Operating expenses related to advanced messaging operations in the United States increased 31% in the first quarter of 1999 as compared to the first quarter of 1998, and decreased as a percentage of revenues to 34% in the first quarter of 1999 as compared to 50% in the first quarter of 1998. Operating expenses of the Company's international subsidiaries decreased 17% in the first quarter of 1999 as compared to the first quarter of 1998 and increased only slightly as a percentage of revenues to 31% in the first quarter of 1999 as compared to 29% in the first quarter of 1998.

          Selling, general and administrative expenses include marketing and advertising costs, personnel costs associated with the direct sales and marketing staff, costs associated with customer support operations and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses were flat in the first three months of 1999 as compared to the first three months of 1998 primarily due to decreased selling expenses and shipping costs resulting from the slower growth in net unit additions during the first quarter of 1999. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 45% in the first three months of 1999 as compared to 52% in the first three months of 1998. The Company anticipates that selling, general and administrative expenses will increase during the remainder of 1999 as a result of the continued expansion of the Company's direct sales force and advertising and marketing expenses that will be incurred in connection with the promotion of products and services on the Advanced Messaging Network.

          Selling, general and administrative expenses related to the one-way messaging system in the United States decreased 7% in the first three months of 1999 as compared to the first three months of 1998, and as a percentage of revenues were 37% in the first three months of 1999 as compared to 39% in the first quarter of 1998. Selling, general and administrative expenses related to advanced messaging operations in the United States increased 33% in the first three months of 1999 as compared to the first three months of 1998, and as a percentage of revenues were 52% in the first three months of 1999 as compared to 76% in the first quarter of 1998. Selling, general and administrative expenses of the Company's international subsidiaries decreased 31% in the first three months of 1999 as compared to the first three months of 1998, and decreased as a percentage of revenues to 85% in the first quarter of 1999 as compared to 98% in the first quarter of 1998.

          Depreciation and amortization on a consolidated basis increased 3% in the first three months of 1999 as compared to the first three months of 1998, primarily due to the continued expansion of coverage of the Company's Advanced Messaging Network in the United States. The adoption of the SOP, which was effective as of January 1, 1998, resulted in a one-time, non-cash charge of $58.1 million of previously capitalized start-up costs relating primarily to the development and construction of the Advanced Messaging Network and reduced depreciation and amortization expenses by approximately $2.5 million in the first quarter of 1998. See Note 8 of Notes to Consolidated Financial Statements. As a percentage of revenues, depreciation and amortization expenses on a consolidated basis decreased to 16% in the first three months of 1999 as compared to 18% in the first three months of 1998.

          OPERATING INCOME (LOSS)

          SkyTel reported consolidated operating income of approximately $15.2 million for the first quarter of 1999 as compared to consolidated operating income of approximately $3.2 million for the first three months of 1998. For the three-month period ended March 31, 1999, one-way messaging operations recorded operating income of $22.2 million as compared to $23.8 million in the first quarter of 1998. Advanced messaging operations during the first quarter of 1999 recorded an operating loss of $3.8 million as compared to an operating loss of $14.9 million in the first quarter of 1998. The Company's international operations recorded an operating loss of 2.8 million during the first quarter of 1999 as compared to an operating loss of $4.3 million in the first quarter of 1998.

          Future levels of operating income will be dependent on the performance of the Company's existing distribution channels, the successful implementation of new distribution channels and the timely availability and market acceptance of new services on its Advanced Messaging Network. In addition, the Company cannot predict the extent to which competitive advanced messaging services or other competitive telecommunication services will impact the Company's future operating results.

          INTEREST EXPENSE AND INTEREST INCOME

          Interest expense decreased 9% in the first three months of 1999 as compared to the first three months of 1998. The decrease in interest expense in the first quarter of 1999 resulted from a decrease in the Company's outstanding bank debt, which was $72.5 million as of March 31, 1999 as compared to $115.5 million as of March 31, 1998.

          Interest income totaled $0.3 million in the first three months of 1999 as compared to $0.4 million in the first three months of 1998.

          PROVISION FOR INCOME TAXES

          SkyTel recorded a provision for state and local income taxes of $0.3 million and $1.1 million in the first three months of 1999 and 1998, respectively. The Company reported net losses for federal income tax purposes during the three month period ended March 31, 1999 and 1998, and accordingly, no provision for federal income taxes has been made for such periods.

          PREFERRED STOCK DIVIDENDS

          The Company accrued and paid dividends of approximately $2.1 million in each of the quarters ended March 31, 1999 and 1998 on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock"). As a result of the conversion of all of the outstanding shares of PIK Preferred Stock into Common Stock in May 1998, no amounts were accrued for stock dividends on the PIK Preferred Stock in the first quarter of 1999, as compared to approximately $1.1 million of accrued dividends in the first quarter of 1998. See Note 6 of Notes to Consolidated Financial Statements for information relating to the conversion of the PIK Preferred Stock. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock were not treated as an expense on the Company's consolidated statements of operations and, therefore, did not affect reported net income, such dividends were deducted from net income for the purpose of determining net income (loss) per common share.

          NET INCOME (LOSS)

          SkyTel recorded consolidated net income of $8.3 million in the quarter ended March 31, 1999, which included a $3 million one-time gain on the sale of assets. Combined with the effect of preferred stock dividends, consolidated net income per common share in the quarter ended March 31, 1999 was $.10 for both the basic and diluted per share amounts for such period. Not including the one-time gain, consolidated net income in the quarter ended March 31, 1999 was $5.3 million, which, combined with the effect of preferred stock dividends, resulted in consolidated net income per common share of $.05 for both the basic and diluted per share amounts for such period. See Note 3 of Notes to Consolidated Financial Statements. This compares to a consolidated net loss of approximately $12.4 million, or $.28 in the first three months of 1998, before the cumulative effect of the change in accounting principle related to the adoption of the SOP. See Note 8 of Notes to Consolidated Financial Statements. For the first quarter of 1999, the Company's one-way messaging operations recorded net income of $22.0 million, which was offset by a net loss of $13.1 million from advanced messaging operations and a net loss of $2.7 million from international operations.

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

          The Company's policy is to manage interest rates through use of a combination of fixed and variable rate debt. To manage this risk, the Company has entered into certain interest rate swap agreements with respect to the Senior Notes. See Note 5 of Notes to Consolidated Financial Statements. The balance on the Company's variable rate debt was paid down $20.0 million during the quarter. Otherwise, there has been no material change in market risk during the first quarter of 1999 regarding interest rates.

          The Company is subject to exposure resulting from adverse trends in exchange rates relative to local foreign currencies. Management periodically reviews its exchange rate risks and may take certain actions to reduce such risks. The Company has not previously used derivative financial instruments to hedge its foreign currency exchange rate risks due, in part, to the lack of availability of appropriate hedging instruments in many of the countries in which the Company has investments. There has been no material change in market risk during the first quarter of 1999 regarding foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

          DOMESTIC

          The Company invested a total of $0.5 million in the first quarter of 1999 to fund the expansion of its one-way messaging system and the procurement of messaging devices to support its one-way messaging subscriber base. In addition, in the first quarter 1999, the Company incurred capital expenditures of $7.2 million for advanced messaging devices and infrastructure equipment related to the continued expansion of the Advanced Messaging Network. Capital expenditures in the first quarter of

1999 were funded with cash generated from one-way messaging operations and cash on-hand at the beginning of the quarter.

          During the first quarter of 1999, the Company repaid $20.0 million of indebtedness outstanding under its bank credit facility, and had a balance of $72.5 million of borrowings outstanding as of March 31, 1999 as compared to a balance of $115.5 million as of March 31, 1998. Letters of credit in the amount of $4.7 million had been issued under the credit facility as of March 31, 1999, and the credit available under the facility has been reduced by a corresponding amount. As of March 31, 1999, the Company had borrowing availability under the bank credit facility of approximately $97.8 million. The Company may be required to incur additional borrowings under the bank credit facility during the remainder of 1999 and in 2000 to fund capital expenditures and working capital requirements, including the payment of interest on the Senior Notes, to the extent that cash flows from operations do not satisfy these requirements.

          INTERNATIONAL

          During the first three months of 1999, Mtel Latam required approximately $0.6 million to fund capital expenditures and working capital requirements of its subsidiaries and joint ventures in Latin America.

          In January 1999, Mtel Latam completed the sale of 10,000 shares of Cumulative Accruing Pay-In-Kind Preferred Stock ("Latam Preferred Stock") for a total purchase price of $10,000,000. The Latam Preferred Stock accrues dividends, which are payable in the form of additional shares of Latam Preferred Stock, at an annual compounded rate of 25% or $250 per share the first year, 30% or $300 per share the second year and 35% or $350 per share the third year, and will accrue quarterly. The Latam Preferred Stock ranks senior to the common stock of Mtel Latam with respect to dividend rights and rights upon liquidation. The Latam Preferred Stock is redeemable, in whole or in part, at the option of

Mtel Latam, at any time after the first anniversary of the issuance date, at a redemption price of $1,010 for each share to be redeemed, plus an amount equal to all accrued but unpaid dividends. The holder of the Latam Preferred Stock may require Mtel Latam to redeem the Latam Preferred Stock upon the occurrence of certain events, including the merger or consolidation of Mtel Latam, the completion of an initial public offering by Mtel Latam or the occurrence of a change of control of Mtel Latam. In addition, Mtel Latam may not incur aggregate indebtedness for borrowed money in excess of $20 million so long as the Latam Preferred Stock remains outstanding. Approximately $6.5 million of the net proceeds from the sale of the Latam Preferred Stock was used to repay a portion of the indebtedness outstanding under the Latam Line of Credit (as defined below) and the balance is being used for working capital purposes.

          Mtel Latam maintains a secured revolving line of credit with Credit Lyonnais New York Branch (the "Latam Line of Credit"). Under the Latam Line of Credit, as amended, Mtel Latam may borrow up to $20.0 million to fund capital expenditures and working capital requirements (other than acquisitions). Borrowings under the Latam Line of Credit bear interest at the "alternate base rate" or LIBOR (as such terms are defined in the agreement relating to the Latam Line of Credit, as amended) and are secured by the capital stock of Mtel Latam's subsidiaries in Argentina, Colombia and Venezuela and its equity interest in its Mexican joint venture. Borrowings under the Latam Line of Credit are evidenced by a demand note and mature on December 31, 1999 or earlier at the discretion of Credit Lyonnais New York Branch. As of March 31, 1999, Mtel Latam had borrowings of $14.0 million outstanding under the Latam Line of Credit.

          YEAR 2000 READINESS

          Overview. The Year 2000 ("Y2K") issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two-digit rather than four-digit date fields to designate an applicable year. As a result, the systems and applications utilized by certain companies may not properly recognize the Year 2000, or certain dates prior or subsequent thereto, or process data which includes a reference to the Year 2000, potentially causing data miscalculations or inaccuracies, or operational malfunctions or failures.

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

          The Company's Y2K Project Plan is focused on those areas which are critical to maintaining uninterrupted service to the Company's customers and includes network systems, applications and infrastructure for the provision of one-way and advanced messaging services and business information systems and applications. In addition, the Y2K Project Plan includes a review of the Y2K readiness of the Company's vendors, resellers, suppliers and other third parties who have material relationships with the Company and its subsidiaries (collectively, "External Parties"). The major phases of the Company's Y2K Project Plan with respect to each of these categories include an inventory of all hardware and software components with possible date implications, an assessment of the Y2K readiness status of all inventory items, the remediation of all Y2K issues which have been identified in the assessment phase, and validation-testing and certification as to Y2K readiness of any items requiring remediation. A consulting firm has been retained by the Company to independently validate the Y2K testing procedures utilized by the Company and to conduct an independent review of the Company's Y2K readiness in certain mission-critical areas.

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

          The Company has substantially completed the inventory and assessment phases and is approximately 90% complete with the remediation phase of its Y2K Project Plan that relates to the information technology portion of its RF infrastructure. The Company has completed internal testing of those RF infrastructure components which it has identified to date as requiring remediation and has scheduled final testing of all RF infrastructure components in conjunction with the manufacturers of its infrastructure equipment in the second quarter of 1999. In addition, the

Company is working with the manufacturers of its RF infrastructure equipment to develop additional testing procedures to ensure the synchronization of certain mission-critical infrastructure components with the network operation centers. The Company expects that these additional testing procedures will also be completed in the second quarter of 1999.

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

          The Company's Y2K Project Plan for its business information systems and applications involves all hardware and software components which relate to major internal business and administrative functions, such as customer service, billing, inventory, and credit and collections. In early 1998, the Company retained a software engineering consulting firm to assist the Company in the assessment and remediation phases related to the Company's business information systems, software and applications. The Company has completed the inventory phase, and estimates that over 95% of the assessment phase and over 75% of the remediation phase of its mission-critical hardware and software comprising its business systems has been completed. The Company estimates that it has completed over 50% of the validation-testing/certification phase for its business information systems and applications and expects this phase to be completed on or before June 30, 1999. The remediation effort relating to certain of the Company's business systems involves the decommissioning of certain hardware and software and the installation of new hardware and software which has been certified as Y2K compliant. A significant portion of the remaining remediation and validation-testing/certification phases of the Y2K Project Plan related to the Company's business information systems and applications will be completed when such new hardware and software is installed in the second quarter of 1999.

          The Company has completed the inventory and assessment phases of the Y2K Project Plan with respect to the operations conducted by its subsidiaries in Latin America. Since the Company licenses its one-way messaging network operations software to such subsidiaries and the one-way messaging networks in Latin America generally use equipment, including subscriber devices, and software of the type utilized by the Company's one-way messaging network in the United States, the Company intends to apply the experience obtained in remediating and testing its domestic one-way network operations center, RF infrastructure and subscriber devices in Latin America. As a result, the schedule for the remediation and validation-testing/certification phases of the Y2K Project Plan related to the Latin American operations was structured to take advantage of the Company's domestic experience. The Company estimates that Mtel Latam has completed approximately 60% of the remediation phase and has completed approximately 40% of the validation-testing/certification phase for the mission-critical components of the network operation centers, RF infrastructure and subscriber devices of its Latin American subsidiaries. The Company expects to substantially complete such phases on or before June 30, 1999.

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

          External Parties. The Company is working directly with various mission-critical External Parties such as its major equipment vendors, telecommunications service providers, local radio common carriers and resellers to assess and certify Y2K readiness, and has conducted or intends to conduct testing procedures with certain of these External Parties in order to confirm Y2K readiness. In addition, the Company has identified and prioritized other External Parties that provide equipment and services to the Company for purposes of assessing their Y2K readiness and has forwarded inquiries to more than 6,000 other External Parties in order to obtain reasonable assurance of their Y2K readiness. The Company intends to assess all the responses it receives from External

Parties to evaluate Y2K readiness and to forward follow-up communications when appropriate. The Company is also using the Internet as a resource for determining the Y2K readiness of External Parties. The Company is scheduled to complete its evaluation of the Y2K readiness of External Parties by mid-year 1999, although this will be dependent on the efforts of the External Parties. The Company also plans to further communicate with certain External Parties during the second half of 1999 for purposes of additional follow-up reviews, as appropriate.

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

          Costs. The Company's estimate of the total cost of its Y2K readiness efforts, based on amounts expended or committed to date, plus estimated amounts of additional remediation costs, is approximately $5.0 million to $10.0 million, of which approximately $2,215,000 has been incurred through March 31, 1999. The estimated Y2K costs have not been independently verified and may vary in the event of unforeseen Y2K remediation costs or costs related to the implementation of the Company's contingency plans which have not yet been completed. Certain costs budgeted for the procurement of upgrades or replacements of the Company's network and business information systems have not been included in this amount since these upgrades or replacements were being made by the Company independent of Y2K readiness. In addition, the estimated Y2K costs do not include the Company's internal costs, such as compensation and benefits of employees delegated Y2K responsibilities, since such costs are not internally allocated by the Company. The Company expects to fund its Y2K compliance efforts with cash flows from operations.

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

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          The Company is not aware of any material legal or regulatory proceedings involving the Company other than license applications and renewals and other regulatory proceedings incident to the Company's business.

Item 2.   Changes in Securities
          ---------------------

          In 1994, Microsoft Corporation ("Microsoft") and certain other investors acquired a minority interest in Destineer Corporation ("Destineer"), a subsidiary of the Company that was engaged in the development of the Advanced Messaging Network. In conjunction with this investment, Microsoft and Destineer entered into a technology development and marketing agreement pursuant to which Microsoft and Destineer agreed to jointly develop wireless applications on the Advanced Messaging Network for certain Microsoft products then under development. Microsoft also received a warrant to purchase additional shares of Destineer common stock (the "Destineer Warrant") at a warrant price equal to the original purchase price paid by Microsoft for the Destineer common stock. In 1995, Microsoft and the other investors in Destineer exchanged each share of Destineer common stock for 1,170 shares of SkyTel Common Stock (the "Exchange Ratio") constituting an implied purchase price of $17.09 per share of SkyTel Common Stock, and Destineer became a wholly-owned subsidiary of SkyTel.

          As a result of changing market conditions and business strategies, Microsoft and SkyTel agreed in January 1999 to terminate the original technology development and marketing agreement. The parties also agreed to use commercially reasonable efforts to cooperate with each other to provide support, resources, information and assistance to develop hardware and applications that utilize Skytel's Advanced Messaging Network. In addition, the Destineer Warrant was exchanged by Microsoft for a warrant to purchase 409,500 shares of SkyTel Common Stock (the "SkyTel Warrant") at an exercise price of $17.09 per share and for certain registration rights with respect to the shares of SkyTel Common Stock issuable upon exercise of the SktTel Warrant. The number of shares of SkyTel Common Stock subject to the SkyTel Warrant represents the number of shares of Destineer common stock vested under the Destineer Warrant multiplied by the Exchange Ratio. The SkyTel Warrant terminates on July 26, 2005, and was not registered under the Securities Act of 1933, as amended (the "Act"), based on an exemption under Section 4(2) of the Act.

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

          None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits

          The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

           Exhibit No.                  Description

              4.1 Form of Warrant for shares of SkyTel common stock issued to Microsoft Corporation, dated January 28, 1999.

             27.1                       Financial Data Schedule.

          (b)  Reports on Form 8-K

               None.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SKYTEL COMMUNICATIONS, INC.



Dated: May 17, 1999                     By  /s/ John T. Stupka
                                          -----------------------
                                          John T. Stupka
                                          President and Chief Executive Officer



Dated: May 17, 1999                     By  /s/ Robert Kaiser
                                          -----------------------
                                          Robert Kaiser
                                          Senior Vice President-Finance and
                                          Chief Financial Officer