Form 10-K/A
period 1998-12-31
SKYTEL COMMUNICATIONS INC
filed 1999-06-30
CIK 842915

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                 FORM 10-K/A

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


 Exhibit                                                             Sequential
   No.                          Description                           Page No.
 -------                        -----------                          ----------
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


 Exhibit                                                             Sequential
   No.                          Description                           Page No.
 -------                        -----------                          ----------
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


 Exhibit                                                             Sequential
   No.                          Description                           Page No.
 -------                        -----------                          ----------
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


 Exhibit                                                             Sequential
   No.                          Description                           Page No.
 -------                        -----------                          ----------
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

 10.28** Revised Form of Reseller Agreement.......................

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

 10.31** Amended and Restated Credit Facility dated as of December
          31, 1998 between Mtel Latin America, Inc. and Credit
          Lyonnais New York Branch ...............................

 10.32** Amended and Restated Demand Promissory Note of Mtel Latin
          America, Inc. issued as of December 31, 1998 in the
          aggregate amount of US$20,000,000.......................

 10.33** Stock Purchase Agreement dated as of January 28, 1999 by and between Mtel Latin America, Inc. and Microsoft
          Corporation.............................................

 10.34** Form of Change of Control and Severance Benefits
          Agreement...............................................

 21.1**  Subsidiaries of the Company..............................

 23.1**  Consent of Arthur Andersen LLP...........................

 23.2    Consent of PricewaterhouseCoopers........................

 27.1**  Financial Data Schedule..................................

 99.1    Consolidated Financial Statements of Comunicaciones
          Mtel, S.A. de C.V. .....................................

--------
* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

** Previously filed as an exhibit to the Company's Form 10-K for the year ended
   December 31, 1998.

  (b) Reports on Form 8-K

  None.

  (d) Exhibit 99.1 hereof sets forth the consolidated balance sheets of Comunicaciones Mtel, S.A. del C.V., as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and changes in financial position for the years ended December 31, 1998, 1997 and 1996, which are included pursuant to Rule 3-09 of the Securities and Exchange Commission Regulation S-X.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SKYTEL COMMUNICATIONS, INC.


Date: June 30, 1999                     By: /s/ Robert Kaiser
                                            -----------------
                                            Robert Kaiser
                                            Senior Vice President-Finance and
                                            Chief Financial Officer