Form 10-Q
period 1999-06-30
SKYTEL COMMUNICATIONS INC
filed 1999-08-13
CIK 842915

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended June 30,1999
Commission File No. 0-17316


                           SKYTEL COMMUNICATIONS, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     64-051820
-------------------------------                   -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


     200 South Lamar Street, SkyTel Centre, Jackson,   Mississippi 39201
    ---------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)



                                 (601) 944-1300
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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


                       60,272,018 shares of Common Stock,
                         par value $.01 per share, as of
                                  July 31, 1999

                           SKYTEL COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.

          Consolidated Statements of Operations - Six Months Ended June 30, 1999 and 1998, and Three Months Ended June 30, 1999 and 1998.

          Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1999 and 1998, and Three Months Ended June 30, 1999 and 1998.

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES
          ----------

                          SKYTEL COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                                     June 30,         December 31,
                                                                                       1999               1998
                                                                                  --------------    ----------------
ASSETS:

CURRENT ASSETS
         Cash and cash equivalents                                                 $  17,983,024      $  17,000,752
         Accounts receivable, net of allowances for losses                            61,743,149         49,553,165
         Assets held for sale                                                          2,050,233          2,050,233
         Other current assets                                                         10,074,705          5,395,254
                                                                                  --------------    ---------------
                  TOTAL CURRENT ASSETS                                                91,851,111         73,999,404
                                                                                  --------------    ---------------

MESSAGING NETWORKS
         Property and equipment, net                                                 245,411,062        260,702,952
         Certificates of authority and license costs, net                            141,913,617        142,741,719
         Network construction and development costs, net                              17,834,724         21,644,749
                                                                                  --------------    ---------------

                  TOTAL MESSAGING NETWORKS                                           405,159,403        425,089,420
                                                                                  --------------    ---------------

GOODWILL, net                                                                        100,076,504        102,089,718

INVESTMENT IN UNCONSOLIDATED INTERNATIONAL VENTURES                                   16,536,807         11,797,993

OTHER ASSETS                                                                          12,309,340         20,220,290
                                                                                  --------------    ---------------
                                                                                   $ 625,933,165      $ 633,196,825
                                                                                  ==============    ===============

LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
         Current maturities of long-term debt                                      $     500,000      $   1,000,900
         Accounts payable and accrued liabilities                                    109,453,272         99,189,149
        Notes payable                                                                 15,000,000         20,000,000
                                                                                  --------------    ---------------

                  TOTAL CURRENT LIABILITIES                                          124,953,272        120,190,049
                                                                                  --------------    ---------------


LONG-TERM DEBT, net of current maturities                                            326,924,000        364,662,400

MINORITY INTEREST                                                                     37,138,117         24,399,687

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
         PreferredStock, par value $.01 per share; 25,000,000 shares authorized; 3,750,000 shares of $2.25 Cumulative Convertible
                  Exchangeable Preferred Stock outstanding in 1999 and 1998               37,500             37,500
         Common Stock, par value $.01 per share;
                 100,000,000 shares authorized; shares outstanding:
                 60,217,229 in 1999 and 60,024,227 in 1998                               602,172            600,242
         Additional paid-in-capital                                                  641,007,253        638,583,669
         Accumulated deficit                                                        (499,120,263)      (509,859,814)
         Cumulative translation adjustment                                            (5,608,886)        (5,416,908)
                                                                                  --------------    ---------------

TOTAL STOCKHOLDERS' INVESTMENT                                                       136,917,776        123,944,689
                                                                                  --------------    ---------------

                                                                                   $ 625,933,165      $ 633,196,825
                                                                                  ==============    ===============

                See notes to consolidated financial statements.

                           SKYTEL COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Six Months Ended                  Three Months Ended
                                                                June 30,                           June 30,
                                                   --------------------------------      --------------------------------
                                                       1999               1998               1999               1998
                                                   -------------      -------------      -------------      -------------
Revenues                                           $ 280,723,622      $ 247,634,733      $ 140,855,010      $ 126,120,432

Expenses:
    Operating                                         78,122,115         70,176,716         38,783,105         36,704,173
    Selling, general and administrative              124,941,792        124,787,445         61,841,369         61,651,155
    Depreciation and amortization                     44,313,489         43,804,688         22,050,558         22,090,003
                                                   -------------      -------------      -------------      -------------
                                                     247,377,396        238,768,849        122,675,032        120,445,331
                                                   -------------      -------------      -------------      -------------

Operating income                                      33,346,226          8,865,884         18,179,978          5,675,101

Interest income                                          728,452            573,894            389,515            218,922
Interest expense                                     (24,128,757)       (25,838,076)       (12,225,024)       (12,732,751)
Gain (loss) on sale of assets                          2,749,796           (662,118)          (139,100)          (549,642)
Other income (expense)                                   768,540         (2,527,234)           306,183         (2,594,564)
                                                   -------------      -------------      -------------      -------------

Income (loss) before income taxes
    and equity income                                 13,464,257        (19,587,650)         6,511,552         (9,982,934)

Provision for income taxes                               433,710          2,022,208            116,225            969,977
Equity in income of investments                        1,927,752          1,996,993            311,430          1,279,518
                                                   -------------      -------------      -------------      -------------

Net income (loss) before cumulative effect
    of a change in accounting principle               14,958,299        (19,612,865)         6,706,757         (9,673,393)
Cumulative effect of a change in accounting
    principle                                                  0        (58,128,849)                 0                  0
                                                   -------------      -------------      -------------      -------------

Net income (loss)                                     14,958,299        (77,741,714)         6,706,757         (9,673,393)

Preferred dividend requirement                         4,218,750          6,292,356          2,109,375          3,057,680
                                                   -------------      -------------      -------------      -------------
Net income (loss) available to common
    stockholders                                   $  10,739,549      ($ 84,034,070)     $   4,597,382      ($ 12,731,073)
                                                   =============      =============      =============      =============
Net income (loss) per common share:
    Basic                                          $        0.18      ($       1.51)     $        0.08      ($       0.22)
                                                   =============      ==============     =============      ==============
    Diluted                                        $        0.18      ($       1.51)     $        0.08      ($       0.22)
                                                   =============      ==============     =============      ==============

                See notes to consolidated financial statements.

                           SKYTEL COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Six Months Ended                    Three Months Ended
                                                                           June 30,                             June 30,
                                                                --------------------------------    --------------------------------

                                                                      1999              1998              1999              1998
                                                                ----------------   -------------    ----------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $ 14,958,299      ($77,741,714)     $  6,706,757      ($ 9,673,393)

         Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
              Depreciation and amortization                        44,313,489        43,804,688        22,050,558        22,090,003
              Provision for losses on accounts receivable and
                paging inventory                                   10,885,645         9,448,430         4,459,025         4,446,354
              Amortization of debt issuance costs                   1,264,231         1,264,231           632,116           632,116
              Write-off of start-up costs                                   0        58,128,849                 0                 0
              Foreign currency transaction (gain) loss                 (9,152)           75,977            62,497            14,098
              (Gain) loss on sale of assets                        (2,749,796)          662,118           139,100           549,642
              Minority interest loss                                 (759,387)         (303,639)         (368,679)         (174,430)
              Equity in income from investments                    (1,927,752)       (1,996,993)         (311,430)       (1,279,518)
         Change in assets and liabilities:
              Increase in accounts receivable                     (17,020,176)       (1,259,234)       (7,162,277)       (2,660,729)
              Decrease in assets held for sale                              0            21,690                 0                 0
              Increase in other current assets                     (4,538,703)       (2,836,757)       (5,334,840)       (2,887,930)
              Increase in accounts payable and
                       accrued liabilities                          7,983,258         5,932,003         6,298,118         9,888,632
                                                                -------------       -----------       -----------       -----------

Net Cash Provided By Operating Activities                          52,399,956        35,199,649        27,170,945        20,944,845
                                                                -------------       -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of assets                                  3,033,249           565,406                 0           287,241
     Capital expenditures, net                                    (28,299,856)      (27,311,540)      (18,654,915)      (10,746,164)
     (Increase) decrease in investment in unconsolidated
          international ventures                                      845,349          (522,174)         (148,126)          (24,161)

      Decrease in other assets                                      3,036,110         1,971,916         1,912,674         1,960,833
                                                                -------------       -----------       -----------       -----------
Net Cash Used In Investing Activities                             (21,385,148)      (25,296,392)      (16,890,367)       (8,522,251)
                                                                -------------       -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                         (38,006,300)      (10,018,296)      (17,485,402)           (4,523)
     Payment of dividends on preferred stock                       (4,218,750)       (4,218,750)       (2,109,375)       (2,109,375)
     Sale of stock and exercise of options                          2,192,514         6,516,780           993,597         3,616,224
     Sale of Mtel Latam PIK preferred stock                        10,000,000                 0                 0                 0
                                                                -------------       -----------       -----------       -----------
Net Cash Provided By (Used In) Financing Activities               (30,032,536)       (7,720,266)      (18,601,180)        1,502,326
                                                                -------------       -----------       -----------       -----------
     Net increase (decrease) in cash and cash equivalents             982,272         2,182,991        (8,320,602)       13,924,920
     Cash and cash equivalents-beginning of period                 17,000,752        19,812,116        26,303,626         8,070,187
                                                                -------------       -----------       -----------       -----------
     Cash and cash equivalents-end of period                     $ 17,983,024      $ 21,995,107      $ 17,983,024      $ 21,995,107
                                                                =============       ===========       ===========       ===========

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

     The Company's consolidated financial statements for the three and six month periods ending June 30, 1999 and 1998 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments necessary for a fair presentation. The results for these periods are not necessarily indicative of the results for the year ending December 31, 1999.

3.   EARNINGS (LOSS) PER SHARE

     Net income per share for the three and six month periods ending June 30, 1999 is calculated by dividing the net income (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during those periods, with effect given to common stock equivalents where such effect was not considered antidilutive. Net loss per share for the three and six month periods ending June 30, 1998 was calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during those periods, with no effect given to common stock equivalents because such effect would have been antidilutive. The weighted average number of shares of common stock outstanding in the second quarter of 1999 and 1998 was 60,153,628 and 56,858,962, respectively, and the weighted average number of shares of common stock outstanding in the first six months of 1999 and 1998 was 60,112,213 and 55,995,576, respectively. The weighted average number of equivalent shares of common stock outstanding for the purpose of calculating diluted earnings per share in the second quarter of 1999 and the first six months of 1999 was 61,338,729 and 61,395,225, respectively. Basic and diluted per share amounts were the same for each of the periods presented.


4.   COMPREHENSIVE INCOME (LOSS)

     In January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company reported comprehensive income, which included the consolidated net income and foreign currency translation gains and losses, of $6.5 million and $14.8 million for the second quarter and first six months of 1999, respectively, and a comprehensive loss, which included the consolidated net loss and foreign currency translation gains and losses, of $9.7 million and $77.9 million for the second quarter and first six months of 1998, respectively.


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


6.   PIK PREFERRED STOCK CONVERSION

     The preferred dividend requirement in the second quarter and first six months of 1998 included dividends of $0.9 million and $2.1 million, respectively, accrued on the Company's 7.5% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (the "PIK Preferred Stock"). In May 1998, the Company made an offer to the holders of the PIK Preferred Stock in order to encourage the voluntary conversion of the PIK Preferred Stock into common stock, par value $.01 per share (the "Common Stock"), of the Company. The Company agreed to reduce the conversion price of the PIK Preferred Stock by 0.81% for any holder who converted shares of PIK Preferred Stock into Common Stock of the Company on or before May 15, 1998. The holders of the PIK Preferred Stock converted all the outstanding shares of PIK Preferred Stock, together with all shares of PIK Preferred Stock accrued as dividends as of the date of conversion, into an aggregate of 3.4 million shares of Common Stock of the

Company. As a result of the conversion, no dividends were accrued during the second quarter or first six months of 1999 on the PIK Preferred Stock. Although dividends on the PIK Preferred Stock were not treated as an expense on the Company's consolidated statements of operations and, therefore, did not affect reported net income in the second quarter and first six months of 1998, such dividends were deducted from net income for the purpose of determining net income (loss) per common share.


7.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest paid by SkyTel was $17.0 million and $17.7 million during the three months ended June 30, 1999 and 1998, respectively, and was $19.3 million and $22.3 million during the six months ended June 30, 1999 and 1998, respectively. No federal income taxes were paid during these periods.


8.   STATEMENT OF POSITION 98-5

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP required all companies to expense, on or before March 31, 1999, all start-up costs previously capitalized, and thereafter to expense all costs of start-up activities as incurred. Prior to the issuance of the SOP, all companies had the option of capitalizing or expensing costs associated with start-up activities in accordance with generally accepted accounting principles. The SOP broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. The Company elected to adopt the SOP in the quarter ended September 30, 1998 and recorded a one-time, non-cash write-off of $58.1 million, representing start-up costs primarily incurred in conjunction with the development and construction of the Company's Advanced Messaging Network. The adoption of the SOP was effective as of January 1, 1998 and was recorded as a cumulative effect of a change in accounting principle. As a result of the adoption of the SOP, the net loss in the quarter ended June 30, 1998 decreased by $2.5 million, or $0.05 per common share, which represents a decrease in depreciation and amortization expense . Also, the net loss for the six months ended June 30, 1998 increased by $53.1 million, or $0.96 per common share, which represents the cumulative effect of a change in accounting principle of $58.1 million net of a decrease in depreciation and amortization expense of $5.0 million.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



SEGMENT PROFIT AND LOSS AND SEGMENT ASSETS



THREE MONTHS ENDED JUNE 30, 1999
(IN THOUSANDS)

                                   One-Way     Advanced     International
                                  Messaging    Messaging      Messaging       Other      Consolidated
                                -----------------------------------------------------------------------
Revenues                          $ 83,332     $ 50,457      $  6,502      $    564     $ 140,855
Operating cash flow                 31,244        9,526           317          (856)       40,231
Depreciation and amortization       10,676        9,986         1,361            28        22,051
Interest income                         --           --            48           342           390
Interest expense                        --        9,012         2,562           651        12,225
Equity in income from
   investments                          --           --           311            --           311
Provision for income taxes              --           --           116            --           116
Net income (loss)                   20,522       (9,500)       (3,121)       (1,195)        6,706
Capital expenditures                 1,650       14,458           946         1,749        18,803




THREE MONTHS ENDED JUNE 30, 1998
(IN THOUSANDS)
                                    One-Way      Advanced     International
                                   Messaging     Messaging      Messaging        Other     Consolidated
                                  ----------------------------------------------------------------------
Revenues                          $  84,341     $  32,245      $   8,821      $     714      $ 126,121
Operating cashflow                   32,583        (1,328)        (3,265)          (224)        27,766
Depreciation and amortization        11,119         9,211          1,785            (25)        22,090
Interest income                          --            --             59            160            219
Interest expense                          2        10,049          2,027            655         12,733
Equity in income  from
   investments                           --            --          1,279             --          1,279
Provision for income taxes              834            --            136             --            970
Cumulative effect of a change
   in accounting principle               --            --             --             --             --
Net income (loss)                    20,618       (20,613)        (6,136)        (3,542)        (9,673)
Capital expenditures                  3,874         5,560            129          1,207         10,770


SIX MONTHS ENDED JUNE 30, 1999
(IN THOUSANDS)
                                   One-Way      Advanced     International
                                  Messaging     Messaging      Messaging       Other      Consolidated
                                 ----------------------------------------------------------------------
Revenues                          $ 169,960     $  96,043      $  13,587      $   1,134      $ 280,724
Operating cash flow                  64,186        15,659           (820)        (1,365)        77,660
Depreciation and amortization        21,390        19,890          2,978             56         44,314
Interest income                          --            --            129            600            729
Interest expense                          6        18,322          4,498          1,302         24,128
Equity in income from
   investments                           --            --          1,927             --          1,927
Provision for income taxes              209            --            249            (25)           433
Net income (loss)                    42,498       (22,645)        (5,792)           897         14,958
Total assets                        180,787       319,392         70,672         55,082        625,933
Capital expenditures                  2,100        21,683          1,560          3,106         28,449



SIX MONTHS ENDED JUNE 30, 1998
(IN THOUSANDS)
                                       One-Way       Advanced     International
                                      Messaging      Messaging      Messaging       Other      Consolidated
                                    --------------------------------------------------------------------------
Revenues                          $ 172,514     $  55,914      $  17,799      $   1,408      $ 247,635
Operating cashflow                   67,373        (7,469)        (5,666)        (1,567)        52,671
Depreciation and amortization        22,110        17,957          3,669             69         43,805
Interest income                          --            --            250            324            574
Interest expense                         10        10,473          4,037          1,318         25,838
Equity in income  from
   investments                           --            --          1,997             --          1,997
Provision for income taxes            1,751            --            271             --          2,022
Cumulative effect of a change
   in accounting principle               --       (52,791)        (5,338)            --        (58,129)
Net income (loss)                    43,436       (98,732)       (16,926)        (5,519)       (77,741)
Total assets                        200,066       323,287         72,488         60,303        656,144
Capital expenditures                  5,585        16,963          1,660          3,625         27,833


GEOGRAPHIC INFORMATION
(IN THOUSANDS)

                                  1999                         1998
                         -----------------------    -------------------------
                                       Long-Lived                    Long-Lived
                          Revenues       Assets        Revenues        Assets
Domestic                  $267,137      $480,499      $229,836      $516,468
International               13,587        53,583        17,799        61,937
                          --------      --------      --------      --------
   Consolidated           $280,724      $534,082      $247,635      $578,405
                          ========      ========      ========      ========

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


        A summary of operations for Mtel Puerto Rico is as follows:


                             Mtel Puerto Rico, Inc.
                              Summary of Operations
                      (All amounts in thousands of dollars)

Condensed Statements of Operations:              Six Months Ended         Three Months Ended
                                                     June 30,                 June 30,
                                                1999         1998         1999         1998
                                              ---------------------     ---------------------
Revenues                                      $  1,393     $  1,890     $    728     $  1,013
Expenses:
     Operating                                     502          998          269          528
     Selling, general and administrative         1,080        2,131          412        1,031
     Depreciation and amortization                 363          249          182          127
                                              --------     --------     --------     --------
                                                 1,945        3,379          863        1,686
                                              --------     --------     --------     --------
Operating income (loss)
                                                  (552)      (1,488)        (135)        (673)
Interest income (expense)                           --           36           --            3
                                              --------     --------     --------     --------
Income (loss) before taxes                        (552)      (1,452)        (135)        (670)
Provision for taxes                                 --           --           --           --
                                              --------     --------     --------     --------
Net income (loss) before cumulative effect
     of a change in accounting principle          (552)      (1,452)        (135)        (670)

Cumulative effect of a change in
accounting principle                                --         (391)          --           --
                                              --------     --------     --------     --------

Net income (loss)                             $   (552)    $ (1,843)    $   (135)    $   (670)
                                              ========     ========     ========     ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the consolidated financial condition and results of operations of SkyTel for the quarters and six month periods ended June 30, 1999 and 1998 and certain factors that will affect SkyTel's financial condition.

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

RESULTS OF OPERATIONS

        REVENUES

        Revenues on a consolidated basis increased 13% in the first half of 1999 as compared to the first half of 1998 and increased 12% in the three months ended June 30, 1999 as compared to the three months ended June 30, 1998, primarily due to a 72% and a 56% increase in revenues from advanced messaging services in the first six months and second quarter of 1999, respectively. Revenues from one-way messaging operations in the United States decreased 1% in the first six months of 1999 as compared to the first six months of 1998 and decreased approximately 1% in the first three months of 1999 as compared to the first three months of 1998.

        During the first quarter of 1999, management adjusted the Company's methodology for recognizing usage-based revenues and expenses. As a result, during the first quarter of 1999 the Company recognized $2.4 million of such revenues and $2.5 million of such expenses.

        As of June 30, 1999, the Company had 999,000 one-way messaging units in service in the United States, which included approximately 70,400 prepaid paging units, as compared to 954,000 one-way messaging units in service as of June 30, 1998, of which approximately 28,700 were prepaid paging units. SkyTel also had 490,900 advanced messaging units in service as of June 30, 1999, an increase of 65.9% over the 295,900 advanced messaging units in service as of June 30, 1998. Approximately 5,400 of the net unit additions placed in service on the Advanced Messaging Network in the second quarter of 1999 represented conversions of units from one-way to advanced messaging services, as compared to approximately 12,400 of net unit additions on the Advanced Messaging Network in the second quarter of 1998.

        In the second quarter of 1999, the Company reported 40,300 advanced messaging net unit additions and 5,500 one-way net unit additions. Advanced messaging net unit additions in the second quarter were favorably impacted by the introduction of the nickel rate pricing plan and the introduction of the SkyWord Plus(TM) service with SkyReply(R) which allows subscribers to respond with pre-programmed messages. The Company also believes that net unit additions in the second quarter of 1999 continued to be impacted by changing wireless industry trends resulting from the extensive promotion of national one-rate wireless telephone plans. The ability of the Company to achieve improved unit growth and operating results in 1999 and future periods will be dependent on the performance of the Company's existing distribution channels, the successful implementation of new distribution channels and the market acceptance of new services. In addition, the Company cannot predict the extent to which competitive advanced messaging services or other competitive telecommunication services will impact the Company's future operating results.

        Average revenue per domestic unit in service was $31.78 in the second quarter of 1999 as compared to $32.61 in the second quarter of 1998 and $31.83 in the first quarter of 1999. Average revenue per one-way unit in service was $29.79 in the second quarter of 1999 as compared to $30.18 in the second quarter of 1998 and $30.48 in the first quarter of 1999, and average revenue per advanced messaging unit was $35.72 in the second quarter of 1999 as compared to $41.28 in the second quarter of 1998 and $34.74 in the first quarter of 1999. The decline in average monthly revenue per domestic unit in service in the second quarter of 1999 as compared to the second quarter of 1998 is attributable to lower usage charges resulting from pricing plans for advanced messaging services that include increased character allotments, the implementation of usage related billing arrangements for certain major customers, and the reduction of equipment rental revenues resulting from the Company's strategy to encourage customer-owned advanced messaging devices. The Company cannot predict the extent to which average monthly revenue per domestic unit in service will decline in future periods or the extent to which such average monthly revenue will be offset by revenues from value-added features. In addition, the Company plans to introduce new lower priced advanced messaging service offerings in 1999, such as "local only" service and campus applications, which could also impact average monthly revenue per domestic unit in service.

        During the first half of 1999, one-way messaging operations provided approximately 61% of SkyTel's consolidated revenues as compared to 70% in the first half of 1998. Advanced messaging operations provided approximately 34% of consolidated revenues during the first half of 1999 as compared to 23% in the first half of 1998. Other SkyTel operations provided less than 1% of revenues in the first half of both 1999 and 1998. During the second quarter of 1999, one-way messaging operations provided approximately 59% of SkyTel's consolidated revenues as compared to 67% in the second quarter of 1998. Advanced messaging operations provided approximately 36% of consolidated revenues during the second quarter of 1999 as compared to 26% in the second quarter of 1998. Other SkyTel operations provided less than 1% of revenues in the second quarter of both 1999 and 1998.

        For the first six months of 1999, SkyTel's consolidated revenues include revenues recorded by the Company's international operations in Argentina, Colombia, Costa Rica, Uruguay and Venezuela. Revenues recorded by the Company's consolidated international operations provided approximately 5% of SkyTel's consolidated revenues in both the three month and six month periods ended June 30, 1999, as compared to 7% of consolidated revenues during the same periods of 1998. Revenues from international operations during the first six months of 1999 decreased 23.7% as compared to the first six months of 1998 and decreased 26.3% during the second quarter of 1999 as compared to the second quarter of 1998. This decrease resulted, in part, from the transfer of the Company's Puerto Rican operations from Mtel Latin America, Inc. ("Mtel Latam"), the holding company for the Company's Latin American operations, to a wholly-owned domestic operating subsidiary and the inclusion of the operating results of the Puerto Rican operations as part of the Company's domestic one-way messaging business segment as of June 30, 1998. In addition, the Company's operating results in Latin America in the second quarter of 1999 continued to be impacted by the general economic conditions prevailing throughout the region and increased competition from cellular telephone and other telecommunication services. The Company cannot predict the extent to which such competitive services will affect the future operating results of the Company's Latin American operations.

        EXPENSES

        Expenses include operating, selling, general and administrative, and depreciation and amortization.

        Operating expenses primarily consist of telephone costs and transmitter and receiver site rentals associated with the Company's one-way and advanced messaging operations in the United States and one-way international messaging operations, as well as expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 11% in the first half of 1999 as compared to the first half of 1998 and increased 6% in the second quarter of 1999 as compared to the second quarter of 1998. This increase primarily reflects increased telephone and system costs associated with the one-way and advanced messaging subscriber base in the United States and increased transmitter and receiver site rentals resulting from the continued expansion of coverage of the Company's Advanced Messaging Network in the United States. As a percentage of consolidated revenues, operating expenses remained level at 28% for the first six months of 1999 as compared to the first six months of 1998, and 28% in the second quarter of 1999 as compared to 29% in the second quarter of 1998. SkyTel expects to incur increased operating expenses during the remainder of 1999 and in future periods, primarily as a result of the continued increase in the number of units in service on its one-way and advanced messaging networks in the United States and the continued expansion of coverage of the Advanced Messaging Network.

        Operating expenses related to the one-way messaging system in the United States increased 9% in the first half of 1999 as compared to the first half of 1998 and increased 5% in the second quarter of 1999 as compared to the second quarter of 1998. Operating expenses related to advanced messaging operations in the United States increased 19% in the first six months of 1999 as compared to the first six months of 1998 and increased 10% in the second quarter of 1999 as compared to the second quarter of 1998. Operating expenses of the Company's international subsidiaries decreased 15% in the first half of 1999 as compared to the first half of 1998 and decreased 13% in the second quarter of 1999 as compared to the second quarter of 1998; however, operating expenses for the Company's international subsidiaries increased as a percentage of revenues to 32% in the first half of 1999 as compared to 29% in the first half of 1998 and increased as a percentage of revenues to 34% in the second quarter of 1999 as compared to 29% in the second quarter of 1998.

        Selling, general and administrative expenses include marketing and advertising costs, personnel costs associated with the direct sales and marketing staff, costs associated with customer support operations and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses remained constant in both the first half and second quarter of 1999 as compared to the first half and second quarter of 1998 primarily as a result of decreased selling expenses and shipping costs resulting from the slower growth in net unit additions during the first half and second quarter of 1999. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 45% in the first six months of 1999 as compared to 50% in the first six months of 1998 and decreased to 44% in the second quarter of 1999 as compared to 49% in the second quarter of 1998. The Company anticipates that selling, general and administrative expenses will increase during the remainder of 1999 as a result of the continued expansion of the Company's direct sales force and advertising and marketing expenses that will be incurred in connection with the promotion of products and services on the Advanced Messaging Network.

        Selling, general and administrative expenses related to the one-way messaging system in the United States decreased 4% in the first half of 1999 as compared to the first half of 1998 and decreased 2% in the second quarter of 1999 as compared to the second quarter of 1998. Selling, general and administrative expenses related to advanced messaging operations in the United States increased 33% in the first six months and 32% in the second quarter of 1999 as compared to the same periods in 1998. Selling, general and administrative expenses of the Company's international subsidiaries decreased 45% in the first half of 1999 as compared to the first half of 1998 and decreased 59% in the second quarter of 1999 as compared to the second quarter of 1998.

        Depreciation and amortization on a consolidated basis increased 1% in the first six months of 1999 as compared to the first six months of 1998 and remained flat in the second quarter of 1999 as compared to the second quarter of 1998. The adoption of the SOP, which was effective as of January 1, 1998, resulted in a one-time, non-cash charge of $58.1 million of previously capitalized start-up costs relating primarily to the development and construction of the Advanced Messaging Network and reduced depreciation and amortization expenses by approximately $2.5 million in each of the first and second quarters of 1998. See Note 8 of Notes to Consolidated Financial Statements. As a percentage of revenues, depreciation and amortization expenses on a consolidated basis decreased to 16% in both the first half and second quarter of 1999 as compared to 18% in both the first half and second quarter of 1998.

        OPERATING INCOME (LOSS)

        SkyTel reported consolidated operating income of approximately $33.3 million for the first half of 1999 as compared to consolidated operating income of approximately $8.9 million for the first half of 1998, and consolidated operating income of approximately $18.2 million for the second quarter of 1999 as compared to consolidated operating income of approximately $5.7 million for the second quarter of 1998. For the six-month period ended June 30, 1999, one-way messaging operations recorded operating income of $42.8 million as compared to $45.3 million in the first half of 1998 and for the three-month period ended June 30, 1999, one-way messaging operations recorded operating income of $20.5 million as compared to $21.5 million in the second quarter of 1998. Advanced messaging operations during the first six months of 1999 recorded an operating loss of $4.2 million as compared to an operating loss of $25.4 million in the first half of 1998, and during the second quarter of 1999 recorded an operating loss of $0.5 million as compared to an operating loss of $10.5 million in the second quarter of 1998. The Company's international operations recorded an operating loss of $3.8 million during the first six months of 1999 as compared to an operating loss of $9.3 million in the first six months of 1998, and an operating loss of 1.0 million during the second quarter of 1999 as compared to an operating loss of $5.0 million in the second quarter of 1998.

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

     INTEREST EXPENSE AND INTEREST INCOME

     Interest expense decreased 7% in the first half of 1999 as compared to the first half of 1998 and decreased 4% in the second quarter of 1999 as compared to the second quarter of 1998. The decrease in interest expense in the first half and second quarter of 1999 resulted from a decrease in the Company's outstanding bank debt, which was $55.5 million as of June 30, 1999 as compared to $115.5 million as of June 30, 1998.

     Interest income totaled $0.7 million in the first six months of 1999 as compared to $0.6 million in the first six months of 1998 and $0.4 million in the second quarter of 1999 as compared to $0.2 million in the second quarter of 1998.

     PROVISION FOR INCOME TAXES

     SkyTel recorded a provision for state and local income taxes of $0.4 million and $2.0 million in the first six months of 1999 and 1998, respectively, and 0.1 million and $1.0 million in the second quarter of 1999 and 1998, respectively. The Company reported net losses for federal income tax purposes during the six and three month periods ended June 30, 1999 and 1998, and accordingly, no provision for federal income taxes has been made for such periods.

     PREFERRED STOCK DIVIDENDS

     The Company accrued and paid dividends of approximately $2.1 million in each of the quarters ended June 30, 1999 and 1998 on the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock"). As a result of the conversion of all of the outstanding shares of PIK Preferred Stock into Common Stock in May 1998, no amounts were accrued for stock dividends on the PIK Preferred Stock in the first six months and second quarter of 1999, as compared to approximately $2.1 million and $0.9 million of accrued dividends in the first half and second quarter of

1998, respectively. See Note 6 of Notes to Consolidated Financial Statements. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock were not treated as an expense on the Company's consolidated statements of operations and, therefore, did not affect reported net income, such dividends were deducted from net income for the purpose of determining net income (loss) per common share.

     NET INCOME (LOSS)

     SkyTel recorded consolidated net income of $6.7 million in the quarter ended June 30, 1999, and $15.0 million in the six months ended June 30, 1999, which included a $3 million one-time gain on the sale of assets. Combined with the effect of preferred stock dividends, consolidated net income per common share (on both a basic and diluted basis) in the quarter ended June 30, 1999 was $.08 and for the six month period ended June 30, 1999 was $.18. Not including the one-time gain, consolidated net income in the six month period ended June 30, 1999 was $12.0 million, which, combined with the effect of preferred stock dividends, resulted in consolidated net income per common share (on both a basic and diluted basis) of $.13. This compares to a consolidated net loss of approximately $9.7 million, or $.22 per common share in the second quarter of 1998, and a consolidated net loss of approximately $19.6 million, or $.46 per common share for the six month period ended June 30, 1998, before the cumulative effect of the change in accounting principle related to the adoption of the SOP. See Note 8 of Notes to Consolidated Financial Statements. For the first six months of 1999, the Company's one-way messaging operations recorded net income of $42.5 million, which was offset by a net loss of $22.6 million from advanced messaging operations and a net loss of $5.8 million from international operations. For the second quarter of 1999, the Company's one-way messaging operations recorded net income of $20.5 million, which was offset by a net loss of $9.5 million from advanced messaging operations and a net loss of $3.1 million from international operations.

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

     The Company's policy is to manage interest rates through use of a combination of fixed and variable rate debt. To manage this risk, the Company has entered into certain interest rate swap agreements with respect to the Senior Notes. See Note 5 of Notes to Consolidated Financial Statements. During the quarter ended June 30, 1999, the Company repaid $17.0 million of variable rate debt outstanding under its bank credit facility. Except as set forth above, there has been no material change in the market risk associated with interest rates during the second quarter of 1999.

     Management periodically reviews its exposure resulting from adverse trends in exchange rates and may take certain actions to reduce such risks. The
Company has not previously used derivative financial instruments to hedge its foreign currency exchange rate risks due, in part, to the lack of availability of appropriate hedging instruments in many of the countries in which the Company has investments. There has been no material change in market risk associated with foreign currency exchange rates during the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     DOMESTIC

     The Company invested a total of $2.1 million in the first half of 1999, including $1.7 million in the second quarter of 1999, to fund the expansion of its one-way messaging system and the procurement of messaging devices to support its one-way messaging subscriber base. In addition, in the first half of 1999, the Company incurred capital expenditures of $21.7 million, including $14.5 million in the second quarter of 1999, for advanced messaging devices and infrastructure equipment related to the continued expansion of the Advanced Messaging Network. Capital expenditures in the second quarter of 1999 were funded with cash generated from one-way messaging operations and cash on-hand at the beginning of the quarter.

     During the second quarter of 1999, the Company repaid $17.0 million of indebtedness outstanding under its bank credit facility, and had a balance of $55.5 million of borrowings outstanding as of June 30, 1999, as compared to a balance of $115.5 million as of June 30, 1998. Letters of credit in the amount of $4.4 million had been issued under the credit facility as of June 30, 1999, and the credit available under the facility has been reduced by a corresponding amount. As of June 30, 1999, the Company had borrowing availability under the bank credit facility of approximately $115.1 million. The Company may be required to incur additional borrowings under the bank credit facility during the remainder of 1999 and in 2000 to fund capital expenditures and working capital requirements, including the payment of interest on the Senior Notes, to the extent that cash flows from operations do not satisfy these requirements.

     INTERNATIONAL

     During the first half of 1999, Mtel Latam required approximately $1.6 million to fund capital expenditures and working capital requirements of its subsidiaries and joint ventures in Latin America.

This amount was funded by a portion of the proceeds received by Mtel Latam from the sale of Cumulative Accruing Pay-In-Kind Preferred Stock in January 1999.

     Mtel Latam maintains a secured revolving line of credit with Credit Lyonnais New York Branch (the "Latam Line of Credit"). Under the Latam Line of Credit, as amended, Mtel Latam may borrow up to $20.0 million to fund capital expenditures and working capital requirements (other than acquisitions). Borrowings under the Latam Line of Credit bear interest at the "alternate base rate" or LIBOR (as such terms are defined in the agreement relating to the Latam Line of Credit, as amended) and are secured by the capital stock of Mtel Latam's subsidiaries in Argentina, Colombia and Venezuela and its equity interest in the Mexican joint venture. Borrowings under the Latam Line of Credit are evidenced by a demand note and mature on December 31, 1999 or earlier at the discretion of Credit Lyonnais New York Branch. As of June 30, 1999, Mtel Latam had borrowings of $15.0 million outstanding under the Latam Line of Credit.

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

     Status. The Company has substantially completed the inventory, assessment, remediation and validation-testing/certification phases of its Y2K Project Plan relating to the Company's network operations in the United States, which includes hardware and software components of the one-way and advanced messaging network operation centers, as well as transmitters, receivers and other equipment comprising the radio frequency ("RF") infrastructure of the Company's messaging networks which are located at more than 4,400 sites throughout the United States. The Company has also worked with the manufacturers of its RF infrastructure equipment to conduct additional testing procedures to ensure the synchronization of certain mission-critical infrastructure components with the network operation centers.

     The Company has worked with the manufacturers of its one-way and advanced messaging subscriber devices in order to confirm the Y2K readiness of such devices. Based upon validation-testing conducted directly by the Company as well as testing conducted in conjunction with the device manufacturers, the Company has confirmed that all subscriber devices utilized on its networks are Y2K compliant in all material respects, with the exception of approximately 100,000 older models of subscriber devices currently in use on the Company's networks. Certain of these models will require manual reordering of message files on January 1, 2000 and others will require manual resetting of the calendar function on March 1, 2000, but the ability of these devices to receive messages transmitted through the Company's network will not be impacted. The Company has included information regarding the date issues involving such models of subscriber devices on the SkyTel Y2K Web site.

     The Company's Y2K Project Plan for its business information systems and applications involves all hardware and software components which relate to major internal business and administrative functions, such as customer service, billing, inventory, and credit and collections. In early 1998, the Company retained a software engineering consulting firm to assist the Company in the assessment and remediation phases related to the Company's business information systems, software and applications. The Company has substantially completed the inventory, assessment, remediation and validation-testing/certification phases for the mission-critical hardware and software comprising its business information systems.

     The Company in the ordinary course of business implements new software applications and system upgrades in both its network operations centers and its business information systems in connection with the development of new products and services and the enhancement of existing systems and services. The Company intends to test and certify the Y2K readiness of any new software or system upgrades as well as the Y2K compatibility of such software or system upgrades with the Company's operating systems. The Company's management has adopted procedures designed to restrict the implementation of new software applications and system upgrades in its network operations centers and business information systems in the fourth quarter of 1999, and intends to conduct additional periodic Y2K testing of its network operations centers and business information systems thereafter.

     The Company has completed the inventory and assessment phases of the Y2K Project Plan with respect to the operations conducted by its subsidiaries in Latin America. Since the Company licenses its one-way messaging network operations software to such subsidiaries and the one-way messaging networks in Latin America generally use equipment, including subscriber devices, and software of the type utilized by the Company's one-way messaging network in the United States, the Company intends to apply the experience obtained in remediating and testing its domestic one-way network operations center, RF infrastructure and subscriber devices in Latin America. As a result, the schedule for the remediation and validation-testing/certification phases of the Y2K Project Plan related to the Latin American operations was structured to take advantage of the Company's domestic experience. The Company estimates that Mtel Latam has completed approximately 90% of the remediation and validation-testing/certification phases for the mission-critical components of the network operation centers, RF infrastructure and subscriber devices of its Latin American subsidiaries. The Company expects to complete such phases during the third quarter of 1999.

     The Company participated with a third-party vendor in the development of the business information software which is used by the Company's Latin American subsidiaries. The Company has completed the inventory and assessment phases and estimates that it has completed approximately 90% of the remediation and validation-testing/certification phases with respect to the business systems and applications used by its Latin American operations. Mtel Latam expects to complete these phases during the third quarter of 1999.

     Mtel Latam has minority investments in joint ventures in certain countries in Latin America which interconnect with the Company's international network. Although Mtel Latam does not control or designate the management of these joint ventures, Mtel Latam is assisting the management teams of these joint ventures in their Y2K readiness efforts and is encouraging such management teams to adopt a methodology similar to the Y2K Plan adopted by the Company. These joint ventures also license the Company's one-way messaging network operations and business information systems software and use equipment similar to that used by the Company's subsidiaries in Latin America, and processes utilized by Mtel Latam in completing the Y2K Project Plan for its subsidiaries will be made available to these joint ventures.

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

     Contingency Plans. Contingency planning to maintain and restore service in the event of natural disasters or technical problems has been part of the Company's standard operating procedures, and the Company has leveraged this experience in the development of contingency plans developed as part of the Company's overall Y2K readiness activities. The Company retained a nationally recognized contingency planning consulting firm to perform a business risk assessment and impact analysis and to assist the Company in preparing the contingency plans for its critical business functions and processes. The contingency plans include: (i) a business impact analysis designed to identify and quantify the potential impact on the Company in the event of an interruption of normal business operations; (ii) an incident management plan to be used by senior management and support personnel when responding to incidents that might interrupt or impact the Company's ability to maintain normal business operations; and (iii) business resumption plans and procedures to address interruptions or failures of the Company's essential functions and services, such as network operations and infrastructure, business systems and applications or those provided by mission-critical External Parties. The Company completed its initial Y2K contingency plans for its critical business functions and processes in July 1999. The initial plan is currently being reviewed and implemented by each of the Company's mission critical functional areas.

     Costs. The Company estimates that the total cost of its Y2K readiness efforts will not exceed $10.0 million. The Company has incurred or committed approximately $4.1 million in connection with its Y2K readiness efforts through June 30, 1999. The estimated Y2K costs have not been independently verified and may vary in the event of unforeseen Y2K remediation costs or costs related to the implementation of the Company's contingency plans. Certain costs budgeted for the procurement of upgrades or replacements of the Company's network and business information systems have not been included in this amount since these upgrades or replacements were being made by the Company independent of Y2K readiness. In addition, the estimated Y2K costs do not include the Company's internal costs, such as compensation and benefits of employees delegated Y2K responsibilities, since such costs are not internally allocated by the Company. The Company expects to fund its Y2K compliance efforts with cash flows from operations.

     The failure by the Company or certain External Parties to achieve Y2K readiness with respect to any mission-critical aspect of the Company's business could result in an interruption in, or a failure of, certain normal operations or business activities of the Company. Such failures could materially and adversely affect the Company's results of operations, financial condition or liquidity. For example, the Company's networks are interconnected with, or dependent upon, systems operated by third parties, including telecommunications service providers and public utilities, and the ability of the Company's networks to operate is dependent on these External Parties. Since External Parties are responsible for addressing their own Y2K readiness, the Company is unable to determine at this time whether any Y2K-related interruptions or failures will occur or the extent to which any such interruptions or failures might have a material impact on the Company's results of operations, financial condition or liquidity. The Company's Y2K Project Plan has been designed to reduce the level of uncertainty regarding the Company's Y2K readiness and the Y2K readiness of External Parties. The Company believes that its Y2K Project Plan will serve to substantially reduce the possibility of significant interruptions or failures of the Company's operations as a result of Y2K issues.

     Certain information regarding the Company's Y2K readiness activities constitutes forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon certain assumptions, and there can be no assurance that the Company's expectations will be achieved, that there will not be delays or increased costs associated with the Company's Y2K readiness activities or that the Company will be successful in remediating all Y2K issues. Factors that could impact the success of the Company's Y2K Project Plan include the availability of personnel trained in specified technical areas involved in the Company's businesses, the ability to locate and correct all relevant software code in its network and business systems that could be affected by the Year 2000 and the successful remediation of Y2K issues by mission-critical External Parties such as telecommunications service providers or public utilities.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        The Company is not aware of any material legal or regulatory proceedings involving the Company or its subsidiaries other than applications for approval of the transfer of control of the licenses held by the Company and its subsidiaries to MCI WorldCom, Inc. ("MCI WorldCom") pending before the FCC and other license applications, renewals and regulatory proceedings incident to the Company's business.

Item 2. Changes in Securities
        ---------------------

        None.

Item 3. Defaults upon Senior Securities
        -------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Company's 1999 Annual Meeting of Stockholders was held on May 20, 1999 (the "1999 Annual Meeting"). At the 1999 Annual Meeting, Thomas G. Barksdale, John T. Stupka and E. Lee Walker were elected directors of the Company for a three year term expiring at the 2002 Annual Meeting of Stockholders and until their respective successors are elected and qualified. The holders of 50,845,871, 51,049,590 and 51,059,938 shares of Common Stock present in person or by proxy at the 1999 Annual Meeting voted in favor of the election of Messrs. Barksdale, Stupka and Walker, respectively, and the holders of 578,461, 374,742 and 364,394 shares of Common Stock, respectively, withheld their vote for such nominees. In accordance with the Bylaws of the Company, Messrs. John N. Palmer, Gregory B. Maffei and John E. Welsh III. will continue to serve as directors of the Company until the 2000 Annual Meeting of Stockholders, and Messrs. Haley Barbour, and Jai P. Bhagat, and Drs. R. Faser Triplett, and R. Gerald Turner will continue to serve as directors of the Company until the 2001 Annual Meeting of Stockholders, in each case until their respective successors are elected and qualified. The Company has entered into an Agreement and Plan of Merger, dated as of May 28, 1999 (the "Merger Agreement"), that contemplates the merger of the Company into a wholly owned subsidiary of MCI WorldCom (the "Merger"). See Item 6(b) below. The Merger Agreement provides that the directors of the Company will resign their positions as directors at the effective time of the Merger. The Merger is expected to be completed in the fourth quarter of 1999.

Item 5. Other Information
        -----------------

        None.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

             The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

             Exhibit No.                      Description

                2.1 Agreement and Plan of Merger, dated as of May 28, 1999, by and among MCI WorldCom, Inc., Empire Merger, Inc. and SkyTel Communications, Inc. (the "Merger Agreement") (Incorporated by reference at
                            Exhibit 2.1 to the Company's Report on Form 8-K filed on June 3, 1999). The Merger Agreement does not include the schedules thereto. The Company hereby agrees to furnish supplementally a copy of such omitted schedules to the Commission upon request.


                3.1         Amendment to Bylaws of SkyTel Communications, Inc.
                            dated July 23, 1999 (filed herewith).

                4.1 Amendment No. 1, dated as of May 28, 1999, to the Rights Agreement, dated as of July 26, 1989, between SkyTel Communications, Inc. and The Chase Manhattan Bank. (Incorporated by reference at Exhibit 4.1 to the Company's Report on Form 8-K filed on June 3,
                            1999).

              4.2 Amendment No. 2, dated as of August 5, 1999, to the Rights Agreement, dated as of July 26, 1989, between SkyTel Communications, Inc. and NCNB Texas National Bank, as amended May 28,1999. (Incorporated by referenceat Exhibit 4.2 to the Company's Amendment No. 2 to Form 8-A filed on August 6, 1999).

              4.3 Form of Indenture and Exchange Debenture relating to the 4.5% Convertible Subordinated Debentures due 2003. (Incorporated by reference at Exhibit 4.2 to the Company's Form 8-A filed on August 5, 1999).

             10.1 Stock Option Agreement, dated as of May 28, 1999, by and between SkyTel Communications, Inc. and MCI WorldCom, Inc. (Incorporated by reference at Exhibit
                         10.1 to the Company's Report on Form 8-K filed on June 3, 1999).

             10.2 Revised form of SkyTel Communications, Inc. Change of Control Severance Benefits Agreement (filed herewith).

             10.3        Form of Retention Agreement (filed herewith).

             27.1        Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated June 3, 1999 reporting that the Company entered the Merger Agreement with MCI WorldCom. The Merger Agreement provides that the Company will be merged with and into a wholly owned subsidiary of MCI WorldCom.

          Under the terms of the Merger Agreement, holders of Company common stock will be entitled to receive shares of MCI WorldCom common stock for each share of Company common stock. The common stock exchange ratio will be fixed at
0.25 shares of MCI WorldCom common stock for each share of Company common stock, so long as the average trading price for MCI WorldCom common stock is greater than $80.00 per share during the 20 trading days ending three trading days prior to the closing of the merger. If MCI WorldCom's average trading price is between $72.00 and $80.00 per share, the exchange ratio will be increased to a number of MCI WorldCom shares equal to $20.00 divided by the average price. If the average trading price for MCI WorldCom common shares is less than $72.00 per share, the exchange ratio will be fixed at 0.2778 shares of MCI WorldCom common stock for each share of Company common stock.

          Holders of the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock") will be entitled to receive one share of a new class of MCI WorldCom preferred stock for each share of Company preferred stock that they own. The MCI WorldCom preferred stock will be convertible into MCI WorldCom common stock on a basis that gives effect to the exchange ratio in the merger and will otherwise have the same terms as the Company's $2.25 Preferred Stock.

          The completion of the merger is subject to the satisfaction of certain conditions, including the receipt of certain regulatory approvals and the approval of the stockholders of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SKYTEL COMMUNICATIONS, INC.

Dated: August 13, 1999                   By /s/ John T. Stupka
                                            -----------------------------------
                                          John T. Stupka
                                          President and Chief Executive Officer



Dated:  August 13, 1999                  By /s/ Robert Kaiser
                                            -----------------------------------
                                          Robert Kaiser
                                          Senior Vice President-Finance and
                                          Chief Financial Officer