Form 10-Q
period 1999-09-30
SKYTEL COMMUNICATIONS INC
filed 1999-11-15
CIK 842915

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30,1999
Commission File No.  0-17316


                          SKYTEL COMMUNICATIONS, INC.
                          ---------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                 64-0518209
  ------------------------                 ------------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification Number)


       200 South Lamar Street, SkyTel Centre, Jackson, Mississippi 39201
    -----------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


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

     SkyTel Communications, Inc. is a wholly-owned subsidiary of MCI WORLDCOM, Inc., and there is no market for the registrant's common stock.

     The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          SKYTEL COMMUNICATIONS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX
                                                                    Page No.
                                                                    --------
PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets - September 30,                 3
           1999 and December 31, 1998.

           Consolidated Statements of Operations - Nine
           Months Ended September 30, 1999
           and 1998, and Three Months Ended September 30,              4
           1999 and 1998.

           Consolidated Statements of Cash Flows -- Nine
           Months Ended September 30, 1999
           and 1998, and Three Months Ended September 30,              5
           1999 and 1998.

           Notes to Consolidated Financial Statements.                 6

Item 2.    Management's Discussion and Analysis of
           Financial Condition
           and Results of Operations                                   15

PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings                                           34

Item 2.    Changes in Securities                                       34

Item 3.    Defaults upon Senior Securities                             34

Item 4.    Submission of Matters to a Vote of Security                 34
           Holders

Item 5.    Other Information                                           34

Item 6.    Exhibits and Reports on Form 8-K                            34

           SIGNATURE                                                   36
           ---------

                          SKYTEL COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,    December 31,
                                                                                           1999            1998
                                                                                       ------------    ------------
ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                                                        $  10,792,406   $  17,000,752
     Accounts receivable, net of allowances for losses                                   59,710,293      49,553,165
     Assets held for sale                                                                 2,050,233       2,050,233
     Other current assets                                                                 4,074,156       5,395,254
                                                                                      -------------   -------------
        TOTAL CURRENT ASSETS                                                             76,627,088      73,999,404
                                                                                      -------------   -------------
MESSAGING NETWORKS
        Property and equipment, net                                                     244,137,549     260,702,952
        Certificates of authority and license costs, net                                141,257,753     142,741,719
        Network construction and development costs, net                                  16,023,071      21,644,749
                                                                                      -------------   -------------
        TOTAL MESSAGING NETWORKS                                                        401,418,373     425,089,420
                                                                                      -------------   -------------
GOODWILL, net                                                                            99,073,835     102,089,718

INVESTMENT IN UNCONSOLIDATED INTERNATIONAL VENTURES                                      17,077,129      11,797,993

OTHER ASSETS                                                                             11,505,682      20,220,290
                                                                                      -------------   -------------
                                                                                      $ 605,702,107   $ 633,196,825
                                                                                      =============   =============
LIABILITIES AND STOCKHOLDERS' INVESTMENT:

CURRENT LIABILITIES
        Current maturities of long-term debt                                          $   1,000,000   $   1,000,900
        Accounts payable and accrued liabilities                                        113,352,293      99,189,149
        Notes payable                                                                    15,000,000      20,000,000
                                                                                      -------------   -------------

        TOTAL CURRENT LIABILITIES                                                       129,352,293     120,190,049
                                                                                      -------------   -------------

LONG-TERM DEBT, net of current maturities                                               315,919,000     364,662,400

MINORITY INTEREST                                                                        36,287,402      24,399,687

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
     Preferred Stock, par value $.01 per share; 25,000,000 shares authorized; 3,750,000 shares of $2.25 Cumulative Convertible
        Exchangeable Preferred Stock outstanding in 1999 and 1998                            37,500          37,500
     Common Stock, par value $.01 per share;
             100,000,000 shares authorized;  shares outstanding:
             60,424,118 in 1999 and 60,024,227 in 1998                                      604,241         600,242
     Additional paid-in-capital                                                         643,734,876     638,583,669
     Accumulated deficit                                                               (514,266,803)   (509,859,814)
     Cumulative translation adjustment                                                   (5,966,402)     (5,416,908)
                                                                                      -------------   -------------
TOTAL STOCKHOLDERS' INVESTMENT                                                          124,143,412     123,944,689
                                                                                      -------------   -------------
                                                                                      $ 605,702,107   $ 633,196,825
                                                                                      =============   =============

                 See notes to consolidated financial statements.

                           SKYTEL COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                           Nine Months Ended             Three Months Ended
                                                             September 30,                  September 30,
                                                     ----------------------------   ----------------------------
                                                         1999            1998            1999           1998
                                                     ------------   -------------   -------------   ------------
Revenues                                             $422,124,460   $ 380,278,069   $ 141,400,838   $132,643,336
                                                     ------------   -------------   -------------   ------------
Expenses:
      Operating                                       115,467,505     106,374,499      37,345,390     36,198,221
      Selling, general and administrative             209,947,594     188,314,944      85,005,802     63,527,499
      Depreciation and amortization                    66,514,104      66,191,500      22,200,615     22,386,627
                                                     ------------   -------------   -------------   ------------
                                                      391,929,203     360,880,943     144,551,807    122,112,347
                                                     ------------   -------------   -------------   ------------
Operating income (loss)                                30,195,257      19,397,126      (3,150,969)    10,530,989

Interest income                                         1,067,035         887,962         338,583        314,068
Interest expense                                      (36,531,341)    (42,322,644)    (12,402,584)   (16,484,568)
Gain (loss) on sale of assets                           2,377,365        (226,856)       (372,431)       435,262
Other income (expense)                                  1,574,088      (1,208,957)        805,548      1,318,277
                                                     ------------   -------------   -------------   ------------

Loss before income taxes and
      equity income                                    (1,317,596)    (23,473,369)    (14,781,853)    (3,885,972)

Provision for income taxes                                479,767       3,006,235          46,057        984,027
Equity in income of investments                         3,718,497       2,162,457       1,790,745        165,332
                                                     ------------   -------------   -------------   ------------

Net income (loss) before cumulative effect                            (24,317,147)                    (4,704,667)
           of a change in accounting principle          1,921,134                     (13,037,165)
Cumulative effect of a change in accounting
           principle                                            0     (58,128,849)              0              0
                                                     ------------   -------------   -------------   ------------

Net income (loss)                                       1,921,134     (82,445,996)    (13,037,165)    (4,704,667)

Preferred dividend requirement                          6,328,125       8,401,731       2,109,375      2,109,375
                                                     ------------   -------------   -------------   ------------

Net loss  to common stockholders                      ($4,406,991)   ($90,847,727)   ($15,146,540)   ($6,814,042)
                                                     ============   =============    ============   ============
Net loss per common share:
         Basic                                             ($0.07)         ($1.59)         ($0.25)        ($0.11)
                                                     ============   =============    ============   ============

         Diluted                                           ($0.07)         ($1.59)         ($0.25)        ($0.11)
                                                     ============   =============    ============   ============

                 See notes to consolidated financial statements.

                           SKYTEL COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Nine Months Ended             Three Months Ended
                                                                   September 30,                 September 30,
                                                           ----------------------------   ----------------------------
                                                               1999            1998           1999           1998
                                                           ------------   -------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  1,921,134    ($82,445,996)  $(13,037,165)   ($4,704,667)
     Adjustments to reconcile net income (loss) to net
      cash   provided by operating activities:
       Depreciation and amortization                         66,514,104      66,191,500     22,200,615     22,386,627
       Provision for losses on accounts receivable and
            paging inventory                                 16,401,307      14,463,587      5,515,662      5,015,157
       Amortization of debt issuance costs                    1,896,347       1,896,347        632,116        632,116
       Write-off of start-up costs                                    0      58,128,849              0              0
       Capitalized interest charge                                    0       3,566,429              0      3,566,429
       Foreign currency transaction loss                         38,199         125,003         47,351         49,026
       (Gain) loss on sale of assets                         (2,377,365)        226,856        372,431       (435,262)
       Minority interest income                              (1,612,286)     (1,534,082)      (852,899)    (1,230,443)
       Equity in income from investments                     (3,718,497)     (2,162,457)    (1,790,745)      (165,332)
     Change in assets and liabilities:
        Increase in accounts receivable                     (17,689,566)    (10,867,483)      (669,390)    (9,607,680)
        Decrease in assets held for sale                              0          21,690              0              0
        (Increase) decrease in other current assets           1,778,589      (2,713,421)     6,317,292        123,336
       Increase in accounts payable and
                   accrued liabilities                       12,360,918      15,453,459      4,377,660      9,521,325
                                                           ------------   -------------   -------------   ------------
Net Cash Provided By Operating Activities                    75,512,884      60,350,281     23,112,928     25,150,632
                                                           ------------   -------------   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                               3,532,249       2,220,329        499,000      1,654,923
  Capital expenditures, net                                 (49,211,897)    (47,155,773)   (20,912,041)   (19,844,233)
  (Increase) decrease in investment in unconsolidated
       international ventures                                   672,207        (522,174)      (173,142)             0
   (Increase) decrease in other assets                        3,203,430       1,800,189        167,320       (171,727)
                                                           ------------   -------------   -------------   ------------
Net Cash Used In Investing Activities                       (41,804,011)    (43,657,429)   (20,418,863)   (18,361,037)
                                                           ------------   -------------   -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                      (48,506,300)    (28,522,119)   (10,500,000)   (18,503,823)
  Payment of dividends on preferred stock                    (6,328,125)     (6,328,125)    (2,109,375)    (2,109,375)
  Sale of stock and exercise of options                       4,917,206       8,194,154      2,724,692      1,677,374
  Sale of Mtel Latam PIK preferred stock                     10,000,000               0              0              0
                                                           ------------   -------------   -------------   ------------
Net Cash Used In Financing Activities                       (39,917,219)    (26,656,090)    (9,884,683)   (18,935,824)
                                                           ------------   -------------   -------------   ------------
  Net decrease in cash and cash equivalents                  (6,208,346)     (9,963,238)    (7,190,618)   (12,146,229)
  Cash and cash equivalents-beginning of period              17,000,752      19,812,116     17,983,024     21,995,107
                                                           ------------   -------------   -------------   ------------
  Cash and cash equivalents-end of period                  $ 10,792,406   $   9,848,878   $ 10,792,406   $  9,848,878
                                                           ============   =============    ============   ============

                 See notes to consolidated financial statements.

SKYTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   ORGANIZATION

     SkyTel Communications, Inc. ("SkyTel" or the "Company") is a leading provider of nationwide messaging services in the United States. SkyTel's principal operations include one-way messaging services in the United States, advanced messaging services on the narrowband personal communication services ("PCS") network in the United States (the "Advanced Messaging Network") and international one-way messaging operations.

     On October 1, 1999, MCI WORLDCOM, Inc. ("MCI WorldCom") acquired the Company through the merger of the Company with and into a wholly-owned subsidiary of MCI WorldCom (the "Acquisition Subsidiary") pursuant to the Agreement and Plan of Merger, dated as of May 28, 1999, by and among the Company, MCI WorldCom and Acquisition Subsidiary (the "Merger"). Upon consummation of the Merger, Acquisition Subsidiary was renamed SkyTel Communications, Inc.

     As a result of the Merger, each outstanding share of Company common stock , par value $.01 per share (the "Common Stock") was converted in to the right to receive 0.2566 of a share of MCI WorldCom common stock. Holders of the Company's $2.25 Cumulative Convertible Exchangeable Preferred Stock (the "$2.25 Preferred Stock") received one share of MCI WorldCom Series C $2.25 Cumulative Convertible Exchangeable Preferred Stock ("MCI WorldCom $2.25 Preferred Stock") for each share of $2.25 Preferred Stock held. The newly issued MCI WorldCom $2.25 Preferred Stock is convertible into MCI WorldCom common stock on a basis that gives effect to the exchange ratio in the Merger and otherwise has substantially the same terms as the Company's $2.25 Preferred Stock.

     As a result of the Merger, all then outstanding and unexercised options and warrants to purchase shares of Common Stock of the Company were converted into options and warrants to purchase shares of MCI WorldCom common stock on a basis that gives effect to the exchange ratio in the Merger and otherwise have the same terms as the Company's then outstanding options and warrants.

     The Company's Common and $2.25 Preferred Stock was delisted from the NASDAQ Stock Market effective as of the close of business on September 30, 1999. In addition, on October 7, 1999 the Company filed a Form 15 with the Securities and Exchange Commission (the "SEC") which terminated the registration of the Company's Common and $2.25 Preferred Stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result, the Company is no longer obligated to file reports with the SEC pursuant to the Exchange Act.

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

     The Company's consolidated financial statements for the three and nine month periods ending September 30, 1999 and 1998 have not been audited by independent public accountants. However, in the opinion of management, these financial statements include all adjustments necessary for a fair presentation. The results for these periods are not necessarily indicative of the results for the year ending December 31, 1999.

3.   EARNINGS (LOSS) PER SHARE

     Net loss per share for the three and nine month periods ending September 30, 1999 and 1998 is calculated by dividing the net loss (after deducting preferred stock dividends) by the weighted average number of shares of common stock outstanding during those periods, with no effect given to common stock equivalents because such effect would have been antidilutive. The weighted average number of shares of common stock outstanding in the third quarter of 1999 and 1998 was 60,289,288 and 59,733,920, respectively, and the weighted average number of shares of common stock outstanding in the first nine months of 1999 and 1998 was 60,171,887 and 57,255,384, respectively. Basic and diluted per share amounts were the same for each of the periods presented.


4.   COMPREHENSIVE INCOME (LOSS)

     In January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company reported a comprehensive loss, which included the consolidated net loss and foreign currency translation gains and losses, of $13.4 million and $5.0 million for the quarters ended September 30, 1999 and 1998, respectively. The Company also reported comprehensive income, which included consolidated net income and foreign currency translation gains and losses, of $1.4 million for the first nine months of 1999, and a comprehensive loss, which included the consolidated net loss and foreign currency translation gains and losses, of $82.9 million for the first nine months of 1998.


5.   INTEREST RATE SWAP AGREEMENTS

     In April 1998, the Company entered into certain interest rate swap agreements with respect to the $265 million outstanding principal amount of its 13.5% Senior Notes due 2002 (the "Senior Notes"). These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements have varying maturities but in no instance exceed the maturity date of the Senior Notes. The interest rate swap agreements establish an effective interest rate of 10.75% on the Senior Notes through December 15, 2000. During the period from December 15, 2000 to December 15, 2002, the Company will be required to make payments to the swap counterparty in an amount equal to 12.07% multiplied by the sum of the principal amount of the Senior Notes and the 6.75% redemption premium on the Senior Notes. During this period, the Company will receive an amount equal to the 3-month London Interbank Offered Rate ("LIBOR") plus 1% (currently 7.18%) multiplied by the sum of the principal amount of the Senior Notes and the 6.75% redemption premium on the Senior Notes. The Company is continuing to record an amount equal to 13.5% of the principal amount of the Senior Notes as interest expense in its consolidated statements of operations.


6.   PIK PREFERRED STOCK CONVERSION

     The preferred dividend requirement in the first nine months of 1998 included dividends of $2.1 million accrued on the Company's 7.5% Cumulative Convertible Accruing Pay-In-Kind Preferred Stock (the "PIK Preferred Stock"). In May 1998, the Company made an offer to the holders of the PIK Preferred Stock in order to encourage the voluntary conversion of the PIK Preferred Stock into Common Stock of the Company. The Company agreed to reduce the conversion price of the PIK Preferred Stock by 0.81% for any holder who converted shares of PIK Preferred Stock into Common Stock of the Company on or before May 15, 1998. The holders of the PIK Preferred Stock converted all the outstanding shares of PIK Preferred Stock, together with all shares of PIK Preferred Stock accrued as dividends as of the date of conversion, into an aggregate of 3.4 million shares of Common Stock of the Company. As a result of the conversion, no dividends were accrued during the first nine months of 1999 on the PIK Preferred Stock. Although dividends on the PIK Preferred Stock were not treated as an expense on the Company's consolidated statements of operations and, therefore, did not affect reported net income in the first nine months of 1998, such dividends were deducted from net income for the purpose of determining net income (loss) per common share.


7.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest paid by SkyTel was $3.4 million and $2.8 million during the three months ended September 30, 1999 and 1998, respectively, and was $22.6 million and $25.1 million during the nine months ended September 30, 1999 and 1998, respectively. No federal income taxes were paid during these periods.


8.   STATEMENT OF POSITION 98-5

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP required all companies to expense, on or before March 31, 1999, all start-up costs previously capitalized, and thereafter to expense all costs of start-up activities as incurred. Prior to the issuance of the SOP, all companies had the option of capitalizing or expensing costs associated with start-up activities in accordance with generally accepted accounting principles. The SOP broadly defines start-up activities as one-time activities related to the opening of a new facility, the introduction of a new product or service, the commencement of business in a new territory, the establishment of business with a new class of customer, the initiation of a new process in an existing facility or the commencement of a new operation. The Company elected to adopt the SOP in the quarter ended September 30, 1998 and recorded a one-time, non-cash write-off of $58.1 million, representing start-up costs primarily incurred in conjunction with the development and construction of the Company's Advanced Messaging Network. The adoption of the SOP was effective as of January 1, 1998 and was recorded as a cumulative effect of a change in accounting principle. As a result of the adoption of the SOP, the net loss for the nine months ended September 30, 1998 increased by $53.1 million, which represents the cumulative effect of a change in accounting principle of $58.1 million net of a decrease in depreciation and amortization expense of $5.0 million.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31. 1998.

SEGMENT PROFIT AND LOSS AND SEGMENT ASSETS



THREE MONTHS ENDED SEPTEMBER 30, 1999
(IN THOUSANDS)

                                      One-Way        Advanced       International
                                     Messaging      Messaging         Messaging       Other    Consolidated
                                 --------------------------------------------------------------------------

Revenues                                 $79,820       $ 55,030            $ 6,036   $   515       $141,401
Operating cashflow                        17,668          4,939             (2,108)   (1,449)        19,050
Depreciation and amortization             10,585         10,003              1,588        25         22,201
Interest income                               --             --                 51       288            339
Interest expense                              --          8,826              2,530     1,047         12,403
Equity in income from
   investments                                --             --              1,791        --          1,791
Provision for income taxes                    --             --                 46        --             46
Net income (loss)                          7,057        (13,878)            (3,946)   (2,270)       (13,037)
Capital expenditures                       2,053         15,521                623     2,715         20,912

THREE MONTHS ENDED SEPTEMBER 30, 1998
(IN THOUSANDS)
                                      One-Way         Advanced       International
                                     Messaging       Messaging         Messaging       Other    Consolidated
                                 ---------------------------------------------------------------------------
Revenues                                 $85,620        $ 39,060            $ 7,359   $   604       $132,643
Operating cashflow                        32,846           2,301               (913)   (1,316)        32,918
Depreciation and amortization             11,119           9,497              1,702        69         22,387
Interest income                                3              --                106       205            314
Interest expense                              (2)         13,608              2,075       804         16,485
Equity in income from
   investments                                --              --                165        --            165
Provision for income taxes                   842              --                142        --            984
Net income (loss)                         20,089         (20,794)            (3,228)     (772)        (4,705)
Capital expenditures                       5,559          10,548                851     2,886         19,844

NINE MONTHS ENDED SEPTEMBER 30, 1999
(IN THOUSANDS)
                                      One-Way        Advanced       International
                                     Messaging      Messaging         Messaging       Other    Consolidated
                                 --------------------------------------------------------------------------

Revenues                                $249,780       $151,072            $19,623   $ 1,649       $422,124
Operating cashflow                        81,854         20,597             (2,928)   (2,814)        96,709
Depreciation and amortization             31,975         29,893              4,566        80         66,514
Interest income                               --             --                179       888          1,067
Interest expense                               6         27,148              7,028     2,349         36,531
Equity in income from
   investments                                --             --              3,718        --          3,718
Provision for income taxes                   209             --                296       (25)           480
Net income (loss)                         49,555        (36,523)            (9,738)   (1,373)         1,921
Total assets                             167,515        323,879             64,743    49,565        605,702
Capital expenditures                       4,153         37,203              2,034     5,822         49,212

NINE MONTHS ENDED SEPTEMBER 30, 1998
(IN THOUSANDS)
                                      One-Way        Advanced       International
                                     Messaging      Messaging         Messaging       Other    Consolidated
                                 --------------------------------------------------------------------------

Revenues                                $258,134      $  94,974           $ 25,158   $ 2,012       $380,278
Operating cashflow                       100,219         (5,168)            (6,579)   (2,883)        85,589
Depreciation and amortization             33,229         27,454              5,371       138         66,192
Interest income                                3             --                356       529            888
Interest expense                               8         34,081              6,112     2,122         42,323
Equity in income from
   investments                                --             --              2,162        --          2,162
Provision for income taxes                 2,593             --                413        --          3,006
Cumulative effect of a change
   in accounting principle                    --        (52,791)            (5,338)       --        (58,129)
Net income (loss)                         63,525       (119,526)           (20,154)   (6,291)       (82,446)
Total assets                             201,065        321,896             73,328    47,476        643,765
Capital expenditures                      11,145         27,511              1,989     6,511         47,156

GEOGRAPHIC INFORMATION
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS)

                                    1999                     1998
                            ----------------------  ----------------------
                                       Long-Lived               Long-Lived
                            Revenues     Assets      Revenues     Assets

Domestic                     $402,501    $476,593     $355,120    $510,728
International                  19,623      52,482       25,158      57,151
                            ----------------------------------------------
   Consolidated              $422,124    $529,075     $380,278    $567,879
                            ==============================================

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the consolidated financial condition and results of operations of SkyTel for the quarters and nine month periods ended September 30, 1999 and 1998 and certain factors that will affect SkyTel's financial condition.

        The Merger was completed on October 1, 1999. Upon consummation of the Merger, Acquisition Subsidiary was renamed SkyTel Communications, Inc. The Company's Common and $2.25 Preferred Stock was delisted from the NASDAQ Stock Market effective as of the close of business on September 30, 1999. In addition, on October 7, 1999 the Company filed a Form 15 with the SEC which terminated the registration of the Company's Common and $2.25 Preferred Stock under the Exchange Act. As a result, the Company is no longer obligated to file reports with the SEC pursuant to the Exchange Act.

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

RESULTS OF OPERATIONS

     REVENUES

     Revenues on a consolidated basis increased 11% in the first nine months of 1999 as compared to the first nine months of 1998 and increased 7% in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, primarily due to a 59% and a 41% increase in revenues from advanced messaging services in the first nine months and third quarter of 1999, respectively. Revenues from one-way messaging operations in the United States decreased 3% in the first nine months of 1999 as compared to the first nine months of 1998 and decreased 7% in the third quarter of 1999 as compared to the third quarter of 1998.

     During the first quarter of 1999, management adjusted the Company's methodology for recognizing usage-based revenues and expenses. As a result, during the first quarter of 1999 the Company recognized $2.4 million of such revenues and $2.5 million of such expenses.

     As of September 30, 1999, the Company had 1,010,200 one-way messaging units in service in the United States, which included approximately 75,400 prepaid paging units, as compared to 987,100 one-way messaging units in service as of September 30, 1998, of which approximately 38,000 were prepaid paging units. SkyTel also had 534,800 advanced messaging units in service as of September 30, 1999, an increase of 49.2% over the 358,500 advanced messaging units in service as of September 30, 1998. Approximately 8,300 of the net unit additions placed in service on the Advanced Messaging Network in the third quarter of 1999 represented conversions of units from one-way to advanced messaging services, as compared to approximately 9,800 of net unit additions on the Advanced Messaging Network in the third quarter of 1998.

     In the third quarter of 1999, the Company reported 43,900 advanced messaging net unit additions and 11,200 one-way net unit additions. The Company believes that net unit additions in the third quarter of 1999 continued to be impacted by changing wireless industry trends resulting, in part, from the promotion of national one-rate wireless telephone plans. The ability of the Company to achieve improved unit growth and operating results in 1999 and future periods will be dependent on the performance of the Company's existing distribution channels, the successful implementation of new distribution channels and the market acceptance of new services. In addition, the Company cannot predict the extent to which competitive advanced messaging services or other competitive telecommunication services will impact the Company's future operating results.

     Average revenue per domestic unit in service was $31.05 in the third quarter of 1999 as compared to $32.91 in the third quarter of 1998 and $31.78 in the second quarter of 1999. Average revenue per one-way unit in service was $28.44 in the third quarter of 1999 as compared to $30.53 in the third quarter of 1998 and $29.79 in the second quarter of 1999, and average revenue per advanced messaging unit was $35.79 in the third quarter of 1999 as compared to $39.80 in the third quarter of 1998 and $35.72 in the second quarter of 1999. The decline in average monthly revenue per domestic unit in service in the third quarter of 1999 as compared to the third quarter of 1998 is attributable to lower usage charges resulting from pricing plans for advanced messaging services that include increased character allotments, and the implementation of usage related billing arrangements for certain major customers. The Company cannot predict the extent to which average monthly revenue per domestic unit in service will decline in future periods or the extent to which any such decline will be offset by revenues from value-added features. In addition, the Company recently introduced new lower priced advanced messaging service offerings, such as "local only" service, which could also impact average monthly revenue per domestic unit in service.

     During the first nine months of 1999, one-way messaging operations provided approximately 59% of SkyTel's consolidated revenues as compared to 68% in the first nine months of

1998. Advanced messaging operations provided approximately 36% of consolidated revenues during the first nine months of 1999 as compared to 25% in the first nine months of 1998. Other SkyTel domestic operations provided less than 1% of revenues in the first nine months of both 1999 and 1998. During the third quarter of 1999, one-way messaging operations provided approximately 57% of SkyTel's consolidated revenues as compared to 65% in the third quarter of 1998. Advanced messaging operations provided approximately 39% of consolidated revenues during the third quarter of 1999 as compared to 29% in the third quarter of 1998. Other SkyTel domestic operations provided less than 1% of revenues in the third quarter of both 1999 and 1998.

     For the first nine months of 1999, SkyTel's consolidated revenues included revenues recorded by the Company's international operations in Argentina, Colombia, Costa Rica, Uruguay and Venezuela. Revenues recorded by the Company's consolidated international operations provided approximately 5% of SkyTel's consolidated revenues in the nine month period ended September 30, 1999, as compared to 7% of consolidated revenues during the same period of 1998; and, during the third quarter of 1999, revenues recorded by the Company's consolidated international operations provided approximately 4% of SkyTel's consolidated revenues as compared to 6% of consolidated revenues during the same period of 1998. Revenues from international operations during the first nine months of 1999 decreased 22% as compared to the first nine months of 1998, and decreased 18% during the third quarter of 1999 as compared to the third quarter of 1998. This decrease resulted, in part, from the transfer of the Company's Puerto Rican operations from Mtel Latin America, Inc. ("Mtel Latam"), the holding company for the Company's Latin American operations, to a wholly-owned domestic operating subsidiary and the inclusion of the operating results of the Puerto Rican operations as part of the Company's domestic one-way messaging business segment as of September 30, 1998. In addition, the Company's operating results in Latin America in the third quarter of 1999 continued to be impacted by increased competition from cellular telephone and other telecommunication services. The Company cannot predict the extent to which such competitive services will affect the future operating results of the Company's Latin American operations.


     EXPENSES

     Expenses include operating, selling, general and administrative, and depreciation and amortization.

     Operating expenses primarily consist of telephone costs and transmitter and receiver site rentals associated with the Company's one-way and advanced messaging operations in the United States and one-way international messaging operations, as well as expenses associated with the maintenance of the Company's operating equipment and facilities. These expenses on a consolidated basis increased 9% in the first nine months of 1999 as compared to the first nine months of 1998 and increased 3% in the third quarter of 1999 as compared to the third quarter of 1998. This increase primarily reflects increased telephone and system costs associated with the one-way and advanced messaging subscriber base in the United States and increased transmitter and receiver site rentals resulting from the continued expansion of coverage of the Company's Advanced Messaging Network in the United States. As a percentage of consolidated revenues, operating expenses declined to 27% for the first nine months of 1999 as compared to 28% in the first nine months of 1998, and 26% in the third quarter of 1999 as compared to 27% in the third quarter of 1998. SkyTel expects to incur increased operating expenses during the remainder of 1999 and in future periods, primarily as a result of the continued increase in the number of units in service on its one-way and advanced messaging networks in the United States and the continued expansion of coverage of the Advanced Messaging Network.

     Operating expenses related to the one-way messaging system in the United States increased 7% in the first nine months of 1999 as compared to the first nine months of 1998 and increased 3% in the third quarter of 1999 as compared to the third quarter of 1998. Operating expenses related to advanced messaging operations in the United States increased 13% in the first nine months of 1999 as compared to the first nine months of 1998 and increased 4% in the third quarter of 1999 as compared to the third quarter of 1998. Operating expenses of the Company's international subsidiaries decreased 10% in the first nine months of 1999 as compared to the first nine months of 1998 and increased 2% in the third quarter of 1999 as compared to the third quarter of 1998; however, operating expenses for the Company's international subsidiaries increased as a percentage of revenues to 33% in the first nine months of 1999 as compared to 29% in the first nine months of 1998 and increased as a percentage of revenues to 33% in the third quarter of 1999 as compared to 27% in the third quarter of 1998.

       Selling, general and administrative expenses include marketing and advertising costs, personnel costs associated with the direct sales and marketing staff, costs associated with customer support operations and corporate overhead costs, primarily salaries and administrative expenses. On a consolidated basis, these expenses increased 11% in the first nine months of 1999 as compared to the first nine months of 1998 and increased 34% in the third quarter of 1999 as compared to the third quarter of 1998. A significant portion of this increase in selling, general and administrative expenses (approximately $19 million) is attributable to financial advisory, legal, compensation and other expenses associated with the merger of the Company into a subsidiary of MCI WorldCom, which was completed on October 1, 1999. Excluding these merger related expenses, selling, general and administrative expenses on a consolidated basis increased 1% in the first nine months of 1999 as compared to the first nine months of 1998 and increased 4% in the third quarter of 1999 as compared to the third quarter of 1998. As a percentage of consolidated revenues, selling, general and administrative expenses remained constant at 50% in the first nine months of 1999 as compared to the first nine months of 1998 and increased to 60% in the third quarter of 1999 as compared to 48% in the third quarter of 1998. The

Company anticipates that selling, general and administrative expenses will increase during the remainder of 1999 as a result of the continued expansion of the Company's direct sales force and advertising and marketing expenses that will be incurred in connection with the promotion of products and services on the Advanced Messaging Network.

     Selling, general and administrative expenses related to the one-way messaging system in the United States increased 6% in the first nine months of 1999 as compared to the first nine months of 1998 and increased 26% in the third quarter of 1999 as compared to the third quarter of 1998. Selling, general and administrative expenses related to advanced messaging operations in the United States increased 43% in the first nine months and 61% in the third quarter of 1999 as compared to the same periods in 1998. Selling, general and administrative expenses of the Company's international subsidiaries decreased 34% in the first nine months of 1999 as compared to the first nine months of 1998 and decreased 3% in the third quarter of 1999 as compared to the third quarter of 1998.

     Depreciation and amortization on a consolidated basis increased less than 1% in the first nine months of 1999 as compared to the first nine months of 1998 and decreased 1% in the third quarter of 1999 as compared to the third quarter of 1998. The adoption of the SOP, which was effective as of January 1, 1998, resulted in a one-time, non-cash charge of $58.1 million of previously capitalized start-up costs relating primarily to the development and construction of the Advanced Messaging Network. See Note 8 of Notes to Consolidated Financial Statements. As a percentage of revenues, depreciation and amortization expenses on a consolidated basis decreased to 16% in both the first nine months and third quarter of 1999 as compared to 17% in both the first nine months and third quarter of 1998.

     OPERATING INCOME (LOSS)

     SkyTel reported consolidated operating income of approximately $30.2 million for the first nine months of 1999 as compared to consolidated operating income of approximately $19.4 million for the first nine months of 1998, and a consolidated operating loss of approximately $3.2 million for the third quarter of 1999 as compared to consolidated operating income of approximately $10.5 million for the third quarter of 1998. Without the effect of the selling, general and administrative expenses attributable to the merger of the Company with MCI WorldCom, consolidated operating income for the nine months and the quarter ended September 30, 1999 would have been $48.3 million and $15.0 million, respectively. For the nine-month period ended September 30, 1999, one- way messaging operations recorded operating income of $49.9 million as compared to $67.0 million in the first nine months of 1998 and for the three-month period ended September 30, 1999, one-way messaging operations recorded operating income of $7.1 million as compared to $21.7 million in the third quarter of 1998. Advanced messaging operations during the first nine months of 1999 recorded an operating loss of $9.3 million as compared to an operating loss of $32.6 million in the first nine months of 1998, and during the third quarter of 1999 recorded an operating loss of $5.1 million as compared to an operating loss of $7.2 million in the third quarter of 1998. The Company's international operations recorded an operating loss of $7.5 million during the first nine months of 1999 as compared to an operating loss of $12.0 million in the first nine months of 1998, and an operating loss of $3.7 million during the third quarter of 1999 as compared to an operating loss of $2.6 million in the third quarter of 1998.

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

     INTEREST EXPENSE AND INTEREST INCOME

     Interest expense decreased 14% in the first nine months of 1999 as compared to the first nine months of 1998 and decreased 25% in the third quarter of 1999 as compared to the third quarter of 1998. The decrease in interest expense in the first nine months and third quarter of 1999 resulted from a decrease in the Company's outstanding bank debt, which was $45.0 million as of September 30, 1999 as compared to $97.5 million as of September 30, 1998.

     Interest income totaled $1.1 million in the first nine months of 1999 as compared to $0.9 million in the first nine months of 1998 and $0.3 million in the third quarters of, both, 1999 and 1998.


     PROVISION FOR INCOME TAXES

     SkyTel recorded a provision for state and local income taxes of $0.5 million and $3.0 million in the first nine months of 1999 and 1998, respectively, and less than $0.1 million and $1.0 million in the third quarter of 1999 and 1998, respectively. The Company reported net losses for federal income tax purposes during the nine and three month periods ended September 30, 1999 and 1998, and accordingly, no provision for federal income taxes has been made for such periods.


     PREFERRED STOCK DIVIDENDS

     The Company accrued and paid dividends of approximately $2.1 million in each of the quarters ended September 30, 1999 and 1998 on the Company's $2.25 Preferred Stock. The Company accrued approximately $2.1 million of dividends on the PIK Preferred Stock in the first nine months of 1998. As a result of the conversion of all of the outstanding shares of PIK Preferred Stock into Common Stock in May 1998, no amounts were accrued for stock dividends on the PIK Preferred Stock in the first nine months of 1999. See Note 6 of Notes to Consolidated Financial Statements. Although dividends on the $2.25 Preferred Stock and the PIK Preferred Stock were not treated as an expense on the Company's consolidated statements of operations and, therefore, did not affect reported net income, such dividends were deducted from net income for the purpose of determining net income (loss) per common share.

     NET INCOME (LOSS)

     SkyTel recorded a consolidated net loss of $13.0 million in the quarter ended September 30, 1999, and consolidated net income of $1.9 million in the nine months ended September 30, 1999, which included a $3 million one-time gain on the sale of assets. Combined with the effect of preferred stock dividends, consolidated net loss per common share (on both a basic and diluted basis) in the quarter ended September 30, 1999 was $.25 and for the nine month period ended September 30, 1999 was $.07. Without the effect of the selling, general and administrative expenses associated with the merger of the Company with MCI WorldCom, consolidated net income in the three month period ended September 30, 1999 was $5.5 million, which, combined with the effect of preferred stock dividends, resulted in consolidated net income per common share (on both a basic and diluted basis) of $.06, and, not including the one-time gain, consolidated net income in the nine month period ended September 30, 1999 was $17.5 million, which, combined with the effect of preferred stock dividends, resulted in consolidated net income per common share (on both a basic and diluted basis) of $.18. This compares to a consolidated net loss of approximately $4.7 million, or $.11 per common share in the third quarter of 1998, and a consolidated net loss of approximately $82.4 million, or $1.59 per common share for the nine month period ended September 30, 1998. The consolidated net loss for the nine months ended September 30, 1998 reflected the cumulative effect of the change in accounting principle related to the adoption of the SOP. See Note 8 of Notes to Consolidated Financial Statements. For the first nine months of 1999, the Company's one-way messaging operations recorded net income of $49.6 million, which was offset by a net loss of $36.5 million from advanced messaging operations and a net loss of $9.7 million from international operations. For the third quarter of 1999, the Company's one-way messaging operations recorded net income of $7.1 million, which was offset by a net loss of $13.9 million from advanced messaging operations and a net loss of $3.9 million from international operations.

     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c).


LIQUIDITY AND CAPITAL RESOURCES

     DOMESTIC

     The Company invested a total of $4.2 million in the first nine months of 1999, including $2.1 million in the third quarter of 1999, to fund the expansion of its one-way messaging system and the procurement of messaging devices to support its one-way messaging subscriber base. In addition, in the first nine months of 1999, the Company incurred capital expenditures of $37.2 million, including $15.5 million in the third quarter of 1999, for advanced messaging devices and infrastructure equipment related to the continued expansion of the Advanced Messaging Network. Capital expenditures in the third quarter of 1999 were funded with cash generated from one-way messaging operations and cash on-hand at the beginning of the quarter.

     During the third quarter of 1999, the Company repaid $10.5 million of indebtedness outstanding under its bank credit facility, and had a balance of $45.0 million of borrowings outstanding as of September 30, 1999, as compared to a balance of $97.5 million as of September 30, 1998. Letters of credit in the amount of $4.4 million had been issued under the credit facility as of September 30, 1999, and the credit available under the facility had been reduced by a corresponding amount. The bank credit facility was paid in full and terminated on October 1, 1999 in conjunction with the merger of the Company into MCI WorldCom.

     In connection with the Merger, MCI WorldCom announced on November 8,
1999 SkyTel will redeem all of its outstanding 13 1/2 percent Senior Notes due December 15, 2002 (the "SkyTel Notes") and all of its oustanding 6.75 percent Convertible Subordinated Debentures due May 15, 2002 (the "SkyTel Debentures"). MCI WorldCom has set December 15, 1999 as the redemption date for the SkyTel Notes and the SkyTel Debentures.

     The aggregate outstanding principal amount of the SkyTel Notes and SkyTel Debentures is approximately $266 million. In connection with the redemptions, the Company will record a charge of approximately $36 million in the fourth quarter of 1999. The funds required to pay all amounts required under the redemptions will be obtained by MCI WorldCom from available liquidity under their credit facilities and commercial paper program.

     INTERNATIONAL

     During the first nine months of 1999, Mtel Latam required approximately $2.4 million to fund capital expenditures and working capital requirements of its subsidiaries and joint ventures in Latin America. This amount was funded by a portion of the proceeds received by Mtel Latam from the sale of Cumulative Accruing Pay-In-Kind Preferred Stock in January 1999.

     As of September 30, 1999, Mtel Latam maintained a secured revolving line of credit with Credit Lyonnais New York Branch (the "Latam Line of Credit"). Under the Latam Line of Credit, as amended, Mtel Latam could borrow up to $20.0 million to fund capital expenditures and working capital requirements (other than acquisitions), and had borrowings of $15.0 million outstanding with borrowing availability of $5.0 million at the end of the third quarter of 1999. The Latam Line of Credit was paid in full and terminated on October 1, 1999 in conjunction with the merger of the Company into MCI WorldCom.

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

     The Company in the ordinary course of business implements new software applications and system upgrades in both its network operations centers and its business information systems in connection with the development of new products and services and the enhancement of existing systems and services. The Company intends to test and certify the Y2K readiness of any new software or system upgrades as well as the Y2K compatibility of such software or system upgrades with the Company's operating systems. The Company's management has adopted procedures designed to restrict the implementation of new software applications and system upgrades in its network operations centers and business information systems in the fourth quarter of 1999, and intends to conduct additional periodic Y2K testing of its network operations centers and business information systems during the remainder of 1999.

     The Company has completed the inventory and assessment phases of the Y2K Project Plan with respect to the operations conducted by its subsidiaries in Latin America. Since the Company licenses its one-way messaging network operations software to such subsidiaries and the one-way messaging networks in Latin America generally use equipment, including subscriber devices, and software of the type utilized by the Company's one-way messaging network in the United States, the Company has applied the experience obtained in remediating and testing its domestic one-way network operations center, RF infrastructure and subscriber devices in the United States to its operations in Latin America. The Company has substantially completed the remediation and validation-testing/certification phases for the mission-critical components of the network operation centers, RF infrastructure and subscriber devices of its Latin American subsidiaries.

     The Company participated with a third-party vendor in the development of the business information software which is used by the Company's Latin American subsidiaries. The Company has substantially completed the inventory, assessment, remediation and validation-testing/certification phases with respect to the business systems and applications used by its Latin American operations.

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

     Contingency Plans. Contingency planning to maintain and restore service in the event of natural disasters or technical problems has been part of the Company's standard operating procedures, and the Company has leveraged this experience in the development of contingency plans developed as part of the Company's overall Y2K readiness activities. The Company retained a nationally recognized contingency planning consulting firm to perform a business risk assessment and impact analysis and to assist the Company in preparing the contingency plans for its critical business functions and processes. The contingency plans include: (i) a business impact analysis designed to identify and quantify the potential impact on the Company in the event of an interruption of normal business operations; (ii) an incident management plan to be used by senior management and support personnel when responding to incidents that might interrupt or impact the Company's ability to maintain normal business operations; and (iii) business resumption plans and procedures to address interruptions or failures of the Company's essential functions and services, such as network operations and infrastructure, business systems and applications or those provided by mission-critical External Parties. The Company completed its initial Y2K contingency plans for its critical business functions and processes in July 1999, and is implementing these contingency plans in each of the Company's mission critical functional areas.

     Costs. The Company estimates that the total cost of its Y2K readiness efforts will not exceed $10.0 million. The Company has incurred or committed approximately $5.7 million in connection with its Y2K readiness efforts through September 30, 1999. The estimated Y2K costs have not been independently verified and may vary in the event of unforeseen Y2K remediation costs or costs related to the implementation of the Company's contingency plans. Certain costs budgeted for the procurement of upgrades or replacements of the Company's network and business information systems have not been included in this amount since these upgrades or replacements were being made by the Company independent of Y2K readiness. In addition, the estimated Y2K costs do not include the Company's internal costs, such as compensation and benefits of employees delegated Y2K responsibilities, since such costs are not internally allocated by the Company. The Company expects to fund its Y2K compliance efforts with cash flows from operations.

     The failure by the Company or certain External Parties to achieve Y2K readiness with respect to any mission-critical aspect of the Company's business could result in an interruption in, or a failure of, certain normal operations or business activities of the Company. Such failures could materially and adversely affect the Company's results of operations, financial condition or liquidity. For example, the Company's networks are interconnected with, or dependent upon, systems operated by third parties, including telecommunications service providers and public utilities, and the ability of the Company's networks to operate is dependent on these External Parties. Since External Parties are responsible for addressing their own Y2K readiness, the Company is unable to determine at this time whether any Y2K-related interruptions or failures will occur or the extent to which any such interruptions or failures might have a material impact on the Company's results of operations, financial condition or liquidity. The Company's Y2K Project Plan has been designed to reduce the level of uncertainty regarding the Company's Y2K readiness and the Y2K readiness of External Parties. The Company believes that its Y2K Project Plan will substantially reduce the possibility of significant interruptions or failures of the Company's operations as a result of Y2K issues.

     Certain information regarding the Company's Y2K readiness activities constitutes forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon certain assumptions, and there can be no assurance that the Company's expectations will be achieved, that there will not be delays or increased costs associated with the Company's Y2K readiness activities or that the Company will be successful in remeidating all Y2K issues. Factors that could impact the success of the Company's Y2K Project Plan include the ability to locate and correct all relevant software code in its network and business systems that could be affected by the Year 2000 and the successful remediation of Y2K issues by mission-critical External Parties such as telecommunications service providers or public utilities.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended in July 1999 when the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." These statements, which apply to all entities, establish accounting and reporting standards for derivative instruments and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 delays the effective date of SFAS No. 133 for one year to become effective for financial statements for fiscal years beginning after June 15, 2000. SkyTel intends to comply with these statements and has not yet determined the impact of SFAS No. 133 and SFAS No. 137 on its consolidated financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        The Company is not aware of any material legal or regulatory proceedings involving the Company or its subsidiaries other than license applications, renewals and regulatory proceedings incident to the Company's business.

Item 2. Changes in Securities
        ---------------------

        Omitted under the reduced disclosure format pursuant to General Instruction H(2)(b).

Item 3. Defaults upon Senior Securities
        -------------------------------

        Omitted under the reduced disclosure format pursuant to General Instruction H(2)(b).

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Omitted under the reduced disclosure format pursuant to General Instruction H(2)(b).

Item 5. Other Information
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

            Exhibit No.                  Description

               2.1 Agreement and Plan of Merger by and among MCI WorldCom, Empire Merger Inc. and SkyTel dated as of May 28, 1999 (filed as Annex A to the Proxy Statement/Prospectus dated August 26, 1999 included in MCI WorldCom's Registration Statement on Form S-4, Registration No. 333-85919 and incorporated herein by reference). The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule to this Agreement to the SEC upon request.

               3.1           Amendment to Bylaws of SkyTel Communications,

                             Inc. dated July 23, 1999 (incorporated by reference at Exhibit 3.1 to the Company's Form 10-Q filed on August 13, 1999).

               4.1 Amendment No. 2, dated as of August 5, 1999, to the Rights Agreement, dated as of July 26, 1989, between SkyTel Communications, Inc. and NCNB Texas National Bank, as amended. (Incorporated by reference at Exhibit 4.2 to the Company's Amendment No. 2 to Form 8-A filed on August 6, 1999).

               4.2 Form of Indenture and Exchange Debenture relating to the 4.5% Convertible Subordinated Debentures due 2003. (Incorporated by reference at Exhibit 4.2 to the Company's Form 8-A filed on August 5, 1999).

               27.1          Financial Data Schedule.

       (b) Reports on Form 8-K

               None.

                                  SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SKYTEL COMMUNICATIONS, INC.

Dated:  November 15, 1999           By /s/  Scott D. Sullivan
                                       ----------------------
                                       Scott D. Sullivan
                                       Secretary and Chief Financial Officer